Form 10-K
period 1993-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1994-03-02
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended  December 31, 1993
                                       OR
   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ___________ to  ____________

                         Commission File Number 1-1059

                      CROWN CENTRAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

          MARYLAND                                 52-0550682
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

ONE NORTH CHARLES STREET
BALTIMORE, MARYLAND                                  21201
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (410) 539-7400

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
        Title of Each Class                                on which Registered
Class A Common Stock - $5 Par Value                     American Stock Exchange
Class B Common Stock - $5 Par Value                     American Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.          YES   X   NO
                                                 ---      ---

The aggregate market value of the voting stock held by nonaffiliates as of January 31, 1994 was $112,731,000.

The number of shares outstanding at February 15, 1994 of the registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,015,206 shares, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 28, 1994 are incorporated by reference into Items 10 through 13, Part III.

                      Crown Central Petroleum Corporation
                                and subsidiaries


                               Table of Contents


                                                               Page

PART I

Item 1   Business . . . . . . . . . . . . . . . . . . . . .    l

Item 2   Properties . . . . . . . . . . . . . . . . . . . .    2

Item 3   Legal Proceedings  . . . . . . . . . . . . . . . .    4

Item 4   Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . .    4

PART II

Item 5   Market for the Registrant's Common
         Equity and Related Stockholder Matters . . . . . .    5

Item 6   Selected Financial Data  . . . . . . . . . . . . .    6

Item 7   Management's Discussion and Analysis
         of Financial Condition and Results of Operations .    6

Item 8   Financial Statements and Supplementary Data  . . .   12

Item 9   Changes in and Disagreements with Auditors on
         Accounting and Financial Disclosure  . . . . . . .   28

PART III

Item 10  Directors and Executive Officers of the Registrant   29

Item 11  Executive Compensation . . . . . . . . . . . . . .   30

Item 12  Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . .   30

Item 13  Certain Relationships and Related Transactions . .   30


PART IV

Item 14  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K  . . . . . . . . . . . . .   30

                                     PART I




Item 1.  BUSINESS

General

Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company owns and operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day and the other in Tyler, Texas with a rated capacity of 50,000 barrels per day. The Company operates 17 product terminals in strategic locations from Houston, Texas to Elizabeth, New Jersey and through the Midwestern United States. The Company markets finished petroleum products in 18 states and the District of Columbia. These marketing activities are focused primarily in the Mid-Atlantic, Southeastern and Midwestern United States.

In 1989, the Company acquired all of the stock of La Gloria Oil and Gas Company (La Gloria). La Gloria's principal asset is the Tyler refinery. La Gloria also owns a truck rack terminal at the refinery, a wholesale terminal in Illinois, and a crude oil gathering system that serves the Tyler refinery. La Gloria leases three other terminal facilities in Arkansas and Indiana. The addition of La Gloria's crude processing capacity has afforded Crown certain improved economies of scale in purchasing raw materials, in product distribution and in marketing. Further, this volume increase directly reduces the per barrel cost of the Company's selling and administrative expenses.

The Company's marketing strategy has concentrated on the development of high-volume, multi-pump service stations that are located principally in neighborhoods rather than on interstate highways. The Company believes that the stations are distinctive because of their attractive landscaping, high standards of cleanliness and service and 24 hours-a-day operation. The Company owns and operates two convenience store chains (Fast Fare and Zippy Mart). Through the marketing of both merchandise and gasoline, these units have complemented the Company's traditional retailing activities.

Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7 of this report.

At December 31, 1993, the Company employed 3,031 employees. The total number of employees decreased approximately 9% from year-end 1992, due primarily to reductions in marketing operations as a result of the closing or divestment of retail units which were not strategic to the Company's future and reductions due to the consolidation of certain Marketing field operations.

Regulation

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, underground storage tanks, and solid and hazardous waste management activities. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions. A more detailed discussion of environmental matters is included in Note A and Note G of Notes to Consolidated Financial Statements on pages 18 and 25 of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 11 of this report.

Competitive Conditions

The Company faces intense competition in all of the business areas in which it operates. Many of the Company's competitors are substantially larger, and the Company's sales volumes represent a small portion of the overall products sold in its marketing areas. Therefore, the Company's earnings are affected by the marketing and pricing policies of its competitors, as well as changes in raw material costs. The majority of the Company's total crude oil purchases are transacted on the spot market. The Company selectively enters into forward hedging and option contracts to minimize price fluctuations for a portion of its crude oil and refined products.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations for periods in excess of 25 days or $5 million resulting from fire, explosions and certain other insured casualties.

La Gloria has entered into long-term finished product Exchange Agreements with Exxon, USA (Exxon) and Chevron, USA (Chevron). The primary term of the Exxon Agreement extends through December 1999, and requires the exchange of approximately 297,000 barrels per month. The Chevron Agreement has been extended through March 1999, and requires the exchange of approximately 256,000 barrels per month.

Merchandise sales and operating revenues of the convenience stores are seasonal in nature, generally producing higher sales and net income in the summer months than at other times of the year. Gasoline sales, both at the Crown multi-pumps and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues vary during the year. The seasonality does not, however, negatively impact the Company's overall ability to sell its refined products.

Item 2.   PROPERTIES

Houston Refining

The Company owns and operates a 100,000 Barrel-Per-Day (BPD) refinery located on approximately 174 acres adjacent to the Houston Ship Channel in Houston, Texas. The Gulf Coast location offers an advantage because of its access by tankers, barges and pipelines for the receipt of feedstocks and the shipment of finished products. The facility has a crude unit with a 100,000 BPD atmospheric column and a 38,000 BPD vacuum tower. Major downstream units consist of a 52,000 BPD fluid catalytic cracking (FCC) unit, a 12,000 BPD delayed coker unit, two alkylation units with a combined capacity of 12,000 BPD of alkylate production, and two reformers with a combined capacity of 36,000 BPD. Other units include a 5,000 BPD isomerization unit, two depropanizer units that can produce 5,500 BPD of refinery grade propylene, a liquefied petroleum gas unit that removes about 1,000 BPD of liquids from the refinery fuel system and a methyl tertiary butyl ether (MTBE) unit which can produce about 1,500 BPD of MTBE for gasoline blending. A fully-depreciated petroleum coke calcining plant is also located at the site, but this unit has not been in operation during the last several years because of economic conditions and environmental restrictions.

In 1993, the refinery ran at approximately 91% of rated crude unit capacity with a product yield that was approximately 54% gasoline (of which 17% was premium octane grades) and 32% distillates. In addition, propylene, propane, slurry oil, petroleum coke and sulphur were produced.

The Company owns and operates storage facilities located on approximately 130 acres near its Houston plant which, together with tanks at the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels. In addition, the Company has a third-party agreement for the storage and handling of crude received from large ocean going vessels.

The Company obtains a continuous supply of crude oil and other feedstocks from a variety of sources, including major producers, independent domestic producers, foreign national oil companies, trading companies, and other refiners. Most of the domestic crude processed by the Company, other than that from the Alaskan North Slope (ANS), is transported by pipeline. The Company's purchases of ANS and foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or by the Company. The Company is not obligated under any time-charter contracts.

The Company owns an undivided interest in the Rancho Pipeline System, which connects with gathering and other trunk line systems serving producing fields in parts of West Texas and New Mexico.

Tyler Refining

The Tyler refinery is a high conversion refinery located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas. The crude unit has a current capability of processing approximately 52,000 BPD, but could be expanded to run 60,000 BPD with certain enhancements to downstream units. The refinery processes light, sweet crude oils delivered by pipeline to the refinery: about 80% from local East Texas producers and 20% from other sources. In 1993, the refinery had a crude unit utilization rate of approximately 94% resulting in a product yield which was approximately 55% gasoline (of which 33% was premium octane grades) and 34% distillates.

The other major process units at the refinery include a 16,000 BPD vacuum distillation unit, an 18,000 BPD FCC unit, a 6,000 BPD delayed coker unit, a 20,000 BPD naphtha hydrotreating unit, a 12,000 BPD distillate hydrotreating unit, two reforming units with a combined capacity of 16,000 BPD, a 5,000 BPD isomerization unit, and an alkylation unit with a capacity of 4,700 BPD. The hydrotreating units were significantly modified in 1993 enabling this plant to produce 100% of its distillate to meet the .05% sulphur requirements under the Clean Air Act.

In addition to the major process units, the refinery includes a gas recovery unit, sulfur plant, tankage, boilers, instrument air and plant air systems, and an API separator.

Most of the refined products are delivered via the refinery truck terminal, which is equipped for automated blending. The refinery connects to the Texas Eastern Product Pipeline System which extends into the upper Midwestern States.

The major source of crude supply to the refinery is the McMurrey Pipe Line Company system. The McMurrey Pipe Line Company, a wholly-owned subsidiary of La Gloria, owns and operates a crude oil transmission and gathering system in Smith, Gregg, and Rusk counties in East Texas.


Marketing

While the Company retails and/or wholesales finished petroleum products in several states, the majority of its 1993 sales were concentrated in Alabama, Arkansas, Georgia, Illinois, Indiana, Maryland, New Jersey, North Carolina, South Carolina, Texas and Virginia.

The Company owns or leases 17 terminals in 11 states and has exchange agreements with other terminals. The Company's terminals are supplied through a combination of pipelines and barge loading facilities. In addition to serving the Company's retail requirements, the terminals supply petroleum products to other refiner/marketers, jobbers and independent distributors. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 of this report, in the third quarter of 1993, a fire destroyed the loading rack at the Pasadena Texas terminal.

The Company's gasoline products are marketed at retail through Crown branded multi-pump service stations. At December 31, 1993, there were 298 locations in operation of which 101 were leased to dealers and 197 were operated by the Company. Of the Company's 298 service stations, 111 contain Express Marts which sell a variety of convenience items in an area of approximately 800 square feet and 49 locations operate as traditional convenience stores bearing the Crown name.

Fast Fare and Zippy Mart convenience stores are currently located in Alabama, Georgia, North Carolina and South Carolina. The stores average 2,200-2,400 square feet of floor space and generally operate 24 hours a day. They offer a variety of dairy and bakery products, beer, wine, soft drinks, and other convenience items. Many outlets include deli counters and carry-out fast food. The 78 operating Fast Fare and Zippy Mart convenience stores at December 31, 1993 included 53 fee locations, where Fast Fare owns the land, and 25 leased facilities. Petroleum products are marketed at 75 of these locations.

Item 3.  LEGAL PROCEEDINGS


The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company's financial position. The Company's legal proceedings are further discussed in Note G of Notes to Consolidated Financial Statements on page 25 of this report.


In 1991, 1992 and 1993, the Texas Water Commission conducted routine solid waste investigations of the Company's Pasadena Refinery. The violations that have been alleged as a result of these inspections have been combined into a single enforcement action in which the Texas Natural Resource Conservation Commission (TNRCC) is currently seeking the imposition of approximately $139,000 in administrative penalties and various corrective measures. In 1992, the Texas Air Control Board conducted a State Implementation Plan inspection. The Company is currently negotiating with TNRCC concerning the appropriate disposition of the alleged violations cited as a result of this inspection. In May 1993, the United States Environmental Protection Agency (EPA) conducted an inspection at the Pasadena Refinery, and in February 1994, the Company received a Notice of Violation (NOV) related to this inspection. Many of the alleged violations in this NOV are included in the air matters currently under consideration by TNRCC. The Company is attempting to coordinate the resolution of these matters which are now before the two agencies. The Pasadena Refinery and many of the Company's other facilities are involved in a number of other environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 9 through 11 of this report, and in Note G of Notes to Consolidated Financial Statements on page 25 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the financial position of the Company.


In addition, the Company has been named by the EPA and by several state environmental agencies as a potentially responsible party at various federal and state Superfund sites. The Company's exposure in these matters has either been resolved or is de minimis and is not expected to have a material adverse
                    -- -------
effect on the financial position of the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the last three months of the fiscal year covered by this report.










                     (This space intentionally left blank)

                                    PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange under the ticker symbols CNP A and CNP B.


                 Common Stock Market Prices and Cash Dividends

                                   1993                    1992
                            -----------------  --------------------------
                                                                   Cash
                                Sales Price       Sales Price    Dividend
                              High      Low      High      Low   Declared
                            --------  -------  -------   ------- --------

     CLASS A COMMON STOCK
       First Quarter  . . . $18       $13 3/4  $26 1/2   $22 1/2  $.10
       Second Quarter . . .  16 7/8    14 1/2   24 1/8    20 3/8   .10
       Third Quarter  . . .  16 3/4    14 1/2   20 1/2    16
       Fourth Quarter . . .  16 1/4    14 5/8   17 1/4    13 5/8

         Yearly . . . . . .  18        13 3/4   26 1/2    13 5/8   .20


     CLASS B COMMON STOCK
       First Quarter  . . . $16 1/8   $12      $24 3/8   $21 3/8  $.10
       Second Quarter . . .  14 3/4    12 5/8   21 7/8    19       .10
       Third Quarter  . . .  14 1/4    12 1/4   19 1/4    14 1/2
       Fourth Quarter . . .  14 5/8    13       15 1/8    11 1/4

         Yearly . . . . . .  16 1/8    12       24 3/8    11 1/4   .20


The Company's policy of paying regular quarterly cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated Financial Statements on pages 19 and 20 of this report. There were no cash dividends declared on common stock in 1993.

The approximate number of shareholders of the Company's common stock, based on the number of record holders on December 31, 1993 was:

     Class A Common Stock . .  794
     Class B Common Stock . .  953

Transfer Agent & Registrar
Mellon Securities Transfer Services
Ridgefield Park, New Jersey

Item 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1993 should be read in conjunction with the Consolidated Financial Statements.

                                          1993           1992         1991          1990          1989
                                      -----------  ------------  ------------  ------------  ------------
                                               (Thousands of dollars except per share amounts)

Sales and operating revenues           $1,747,411    $1,795,259    $1,857,711    $2,019,960    $1,523,147
(Loss) income before cumulative effect
 of changes in accounting principles       (4,300)      (13,278)       (6,026)       26,011        21,005
Cumulative effect of changes in
 accounting principles                                    7,772
Net (loss) income . . .                    (4,300)       (5,506)       (6,026)       26,011        21,005
Total assets  . . . . .                   656,178       675,337       687,816       687,698       623,690
Long-term debt  . . . .                    65,579        61,220        88,646         2,230        42,655

Per Fully Diluted Share Data:
 (Loss) income before cumulative effect
  of changes in accounting principles        (.44)        (1.35)         (.61)         2.65          2.09
 Net (loss) income  . .                      (.44)         (.56)         (.61)         2.65          2.09

Cash Dividends Declared:
 Class A Common   . . .                                     .20           .80           .80           .30
 Class B Common   . . .                                     .20           .80           .80           .30
 Series A Preferred   .                                                                               .92
 Series B Preferred   .                                                                               .67

The above financial information reflects the operations of La Gloria Oil and Gas Company since the effective date of the acquisition in the fourth quarter of 1989.



Item 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

As discussed in Notes D and F of Notes to Consolidated Financial Statements on pages 21 and 24 of this report, Crown Central Petroleum Corporation and subsidiaries (the Company) adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), effective January 1, 1992. The 1992 results include the $13,403,000 cumulative effect benefit of the adoption of SFAS 109 on prior years, and the $5,631,000 net of tax cumulative effect charge of applying SFAS 106. In 1993, the Company had a net loss of $4.3 million compared to a net loss before cumulative effect of changes in accounting principles of $13.3 million in 1992, and a net loss of $6 million in 1991.

The Company's sales and operating revenues decreased 2.7% in 1993 compared to a 3.4% decrease in 1992. The Company's sales and operating revenues include all Federal and State Excise Taxes which totalled $296,228,000, $218,944,000, and $214,716,000 in 1993, 1992 and 1991, respectively. The 1993 decrease in sales and operating revenues was due to an 8.8% decrease in the average unit selling price of petroleum products and to decreases in merchandise sales of 19.9%, which were partially offset by a 2.1% increase in sales volumes and an increase in excise taxes as previously mentioned. The 1992 decrease was primarily attributable to a 6.6% decrease in the average unit selling price of petroleum products and a 12.5% decrease in merchandise sales, which were partially offset by a 3.4% increase in petroleum product sales volumes. The merchandise sales decreases resulted principally from the sale or closing throughout 1992 and 1993 of retail marketing outlets which were either not profitable or did not fit with the Company's strategic direction. The closing of these units resulted in increases in the average sales level per store in each of the last two years. There were 376, 435 and 524 retail units operating at the end of 1993, 1992 and 1991, respectively.

Gasoline sales accounted for 56.4% of total 1993 revenues (excluding excise taxes), while distillates and merchandise sales represented 30.4% and 6.0%, respectively. This compares to a dollar mix from sales of 57.1% gasoline, 28.7% distillates and 6.9% merchandise in 1992; and 56.4% gasoline, 29.3% distillates and 7.6% merchandise in 1991.

The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated sales and operating revenues (excluding excise taxes) during the last three years:


Sales of Principal Products
millions of dollars                1993      1992     1991
                                  ------    ------  --------

          Gasoline                $817.6    $900.1    $926.1
          No. 2 Fuel & Diesel      369.7     379.9     384.5



Costs and operating expenses decreased 3.3% in 1993, after decreasing 3.4% in 1992. The 1993 decrease was attributable to a decrease in the average cost per barrel consumed of crude oil and feedstocks of $2.29 or 11.2%, which was partially offset by increases in volumes sold and excise taxes as previously mentioned. The 1992 decrease was due primarily to a decrease in the average cost per barrel consumed of $1.45 or 6.6% which was partially offset by higher sales volumes.

The results of operations were affected by the Company's use of the last-in, first-out (LIFO) method to value inventory which results in a better matching of current revenues and costs. The impact of LIFO was to increase the Company's gross margins in 1993, 1992 and 1991 by $.48 per barrel ($27.7 million), $.10 per barrel ($5.8 million) and $.86 per barrel ($45.9 million), respectively. The 1992 LIFO impact is net of a $2.3 million gross margin decrease resulting from a liquidation of LIFO inventory quantities as discussed in Note B of Notes to Consolidated Financial Statements on page 19 of this report.

Total refinery throughput was: 158,000 barrels per day (bpd) in 1993, yielding 86,000 bpd of gasoline (54.5%) and 52,000 bpd of distillates (32.6%); 154,000 barrels per day (bpd) in 1992, yielding 86,000 bpd of gasoline (56.2%) and 49,000 bpd of distillates (31.9%); and 147,000 bpd in 1991, yielding 78,000 bpd of gasoline (53.1%) and 47,300 bpd of distillates (32.2%). Refinery production was slightly impacted in 1993 by a scheduled maintenance turnaround in the second quarter at the Tyler refinery, while Refinery production was more dramatically reduced in 1992 by scheduled first quarter maintenance turnarounds at both the Houston and Tyler refineries. Due to poor refining margins late in the fourth quarter of 1993, the Company announced that it had reduced runs at its Pasadena Refinery by 20%. In 1991, overall refinery production and gasoline yields were reduced by the first quarter's scheduled turnaround and extensive modification of the Houston refinery's Fluid Catalytic Cracking Unit
(FCCU), which is the primary gasoline facility. The Company's finished product requirements in excess of its refinery yields and existing inventory levels are acquired thru its exchange agreements or outright purchases.

On September 28, 1993, a fire destroyed the Red Bluff truck loading rack located one mile from the Pasadena Refinery. Since the fire, the Company has supplied its terminal rack customers with refined products at nearby locations. However, due to its strategic location, the Company has experienced certain reductions in operating margins in selling the refined product formerly sold from the Pasadena Terminal rack at these alternative sites or in the bulk products market. Prior to the fire, refined products sold from the Pasadena Terminal rack approximated 4% of consolidated 1993 refined product sales volumes. The Company continues to evaluate its options, but has not made a final decision concerning the repairs to the facility.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company selectively enters into forward hedging and option contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased 10.8% in 1993 after decreasing 8.3% in 1992. The 1993 decrease resulted primarily from decreased store level and marketing administrative costs associated with the closing of retail outlets as previously discussed, and the consolidation of certain marketing field operations. The 1992 decrease is also attributable to reduced costs associated with the closing of retail outlets, and reductions resulting from the reorganization of the Company's administrative functions. At December 31, 1993, the Company operated 249 retail gasoline facilities and 127 convenience stores compared to 262 retail gasoline facilities and 173 convenience stores at December 31, 1992 and 275 retail gasoline facilities and 249 convenience stores at December 31, 1991. Despite the net reduction in 1993 of 59 operating units (13.6%) from the December 31, 1992 level, the Company experienced a 9.1% increase in total retail petroleum product margin dollars while total retail sales volumes decreased less than 1%. The Company believes its extensive retail unit analysis is now complete and that a minimal number of existing units will be closed in 1994. Selling and administrative expense costs in 1993 include $.7 million in reorganization and office closure costs, while reorganization costs of $.4 million and $1.1 million are included in selling and administrative expenses for 1992 and 1991, respectively.

Operating costs and expenses in 1993, 1992 and 1991 include $8.7 million, $7.6 million and $15.7 million, respectively, related to environmental matters and retail units that have been closed. Operating costs and expenses in 1993 also include $1.8 million of accrued non-environmental casualty related costs. Operating costs and expenses in 1992 include a $1 million reserve for the write-off of excess refinery equipment and a $1.3 million write-off of refinery feasibility studies.

Depreciation and amortization in 1993 was comparable to 1992, and is expected to remain consistent in 1994. Depreciation and amortization increased 24.5% in 1992 resulting from additional depreciation and amortization relating to the 1991 capital modification and turnaround at the Houston refinery which was completed in March 1991, as well as depreciation associated with other capital expenditures made in 1991 and amortization of the 1992 turnarounds. Additionally, $2.4 million of depreciation was recorded as a result of the step-up in basis of fixed assets as required by the adoption of SFAS 109, effective January 1, 1992.

The loss of $2.3 million from sales and abandonments in 1993 relates primarily to the write-down of the Sulphur Unit at the Houston refinery. The loss of $1.3 million from sales of property plant and equipment in 1992 includes a $.9 million write-off of abandoned equipment related to the capital modification of the Houston refinery's FCCU.

Interest and other income increased $1.4 million in 1993 and decreased $4.7 million in 1992. The 1992 decrease was due primarily to decreases in the average daily cash invested of $40.9 million and to decreases in average interest rates. Interest and other income in 1993 includes income of $.7 million from the Company's wholly-owned insurance subsidiaries compared to a loss of $1 million in 1992 and income of $.2 million in 1991.

Non-operating gains in 1991 include a favorable $2.4 million litigation settlement related to the Houston refinery property tax assessments for the years 1986 to 1989 and a favorable $1.2 million insurance settlement. There were no material net non-operating gains or losses credited or charged to income in 1993 or 1992.

Interest expense increased $.6 million in 1993 and decreased $1.1 million in 1992. The 1993 increase related to a decrease in capitalized interest as disclosed in Note C of Notes to Consolidated Financial Statements on page 20 of this report. The 1992 decrease was due to decreases in the average effective rate on cash borrowed reflecting the Company's positive results from its interest rate swap program. Increases in the average daily cash borrowed of $5.2 million in 1992 partially offset the decreased expense.

As discussed in Note D of Notes to Consolidated Financial Statements on page 22 of this report, the passage of the Tax Act of 1993 increased the Company's federal statutory income tax rate from 34% to 35% effective January 1, 1993. The effect of the change in statutory rate was to increase the Company's 1993 income tax expense and increase the net loss by $2.3 million or $.23 per share.


Liquidity and Capital Resources

The Company's cash and cash equivalents were $3.5 million lower at year-end 1993 than at year-end 1992. The decrease was attributable to $40 million of net cash outflows from investment activities which was partially offset by cash provided by operating activities of $31.3 million and cash provided by financing activities of $5.2 million.

The positive $31.3 million cash generated from operating activities in 1993 is net of an $11.2 million cash outflow relating to working capital, resulting primarily from decreases in crude oil and refined products payable and increases in the value of crude oil and finished products inventories, which was partially offset by net decreases in accounts receivable. Since the Company purchases much of its crude oil in bulk, crude oil payables fluctuate depending on when the cargo is received and when the related payment is made.

Net cash outflows from investment activities in 1993 consisted principally of capital expenditures of $40.9 million (which includes $19.1 million related to the Marketing area and $19.5 million for refinery operations) and $4 million of refinery deferred turnaround costs. The total outflows from investment activities were partially offset by proceeds from the sale of property, plant and equipment of $5.6 million.

Net cash provided by financing activities in 1993 relates primarily to the $5.5 million received from the purchase money lien as discussed in Note C of Notes to Consolidated Financial Statements on page 20 of this report.

The ratio of current assets to current liabilities at December 31, 1993 was 1.29:1 compared to 1.22:1 at December 31, 1992. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5% at December 31, 1993 and 37.5% at December 31, 1992, the ratio of current assets to current liabilities would have been 1.36:1 at December 31, 1993 and 1992.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.8 million as of December 31, 1993 to cover the estimated costs of compliance with environmental regulations.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company's consolidated financial position, cash flow or liquidity.

Over the next two to three years, the Company estimates environmental expenditures at the Houston and Tyler refineries, of at least $4.9 million and $16.8 million, respectively. Of these expenditures, it is anticipated that $3.5 million for Houston and $15.8 million for Tyler will be of a capital nature, while $1.4 million and $1 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental related expenditures (capital and non-capital) of at least $10.5 million are planned for 1994 and 1995, which includes $5.1 million previously accrued relating to site testing and inspections, site clean-up, and monitoring wells.

In the fourth quarter of 1993, the distillate hydrotreater at the Tyler, Texas refinery, was completed at a cost of approximately $8.2 million. This unit, which is capable of processing 10,000 barrels per day, has operated near capacity since start up and enables Crown to meet the on road distillate sulphur standard as required by the Clean Air Act. Since 1991, the Company has incurred expenditures of approximately $20.4 million in connection with engineering and equipment acquisition which would enable the Houston refinery
to manufacture low sulphur distillate.   These expenditures are included in
Property, Plant and Equipment on the Company's Balance Sheet at December 31, 1993. This project has been temporarily halted while the Company further studies the market economics of high sulphur versus low sulphur distillate and evaluates various options for this project. The Company estimates that, depending upon the specific design and capacity, additional expenditures in the range of $50 million to $80 million would be required to complete this project. If the Company decides to install this unit, long-term capital or alternative financing arrangements will be required.

As discussed in Note C of Notes to Consolidated Condensed Financial Statements on page 20 of this report, effective as of May 10, 1993, the Company entered into a new three year Revolving Credit Facility. Management believes the new agreement will provide anticipated working capital requirements as well as support future growth opportunities. As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers.

Under the Revolving Credit Agreement, the Company had outstanding as of January 31, 1994, irrevocable standby letters of credit in the principal amount of $25.7 million for purposes in the ordinary course of business. Unused commitments totaling $99.3 million under the Revolving Credit Agreement were available for future borrowings and issuance of letters of credit at January 31, 1994.

As discussed in Note C of Notes to Consolidated Financial Statement, on page 20 of this report, effective December 1, 1993, the Company entered into a Purchase Money Lien (Money Lien) for the financing of certain service station and terminal equipment and office furnishings. On January 31, 1994, an additional $1 million was drawn on the Money Lien for terminal equipment resulting in a total of $6.5 million outstanding at January 31, 1994.

The $60 million outstanding under the Company's Note Purchase Agreement requires seven annual repayments of $8.6 million beginning in January 1995. Under the terms of the existing credit facilities, the Company has various options available to either repay or refinance this debt including short-term borrowings, long-term borrowings, lease financing and structures such as the Purchase Money Lien previously discussed.

In 1993, due to declining interest rates, the Company reduced the discount rate used to measure obligations for pension and postretirement benefits other than pensions. This change will increase the Company's 1994 net periodic pension cost, however, adjustments to other assumptions used in accounting for the Company's defined benefit plans will likely result in a minimal impact on the overall cost.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1994 are projected to approximate the 1993 expenditures of $44.9 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, marketing store level improvements and to company-wide environmental requirements. Management anticipates funding these 1994 expenditures principally through funds from operations and existing available cash.

The Company places its temporary cash investments in high credit quality financial instruments which are in accordance with the covenants of the Company's financing agreements. These securities mature within ninety days, and, therefore, bear minimal risk. The Company has not experienced any losses on its investments.

The Company faces intense competition in all of the business areas in which it operates. Many of the Company's competitors are substantially larger and Crown's sales volumes generally represent a small portion of the overall products sold in the Company's marketing areas. Therefore, the Company's earnings are affected by the marketing and pricing policies of its competitors, as well as changes in raw material costs.

Merchandise sales and operating revenues from the Company's convenience stores are seasonal in nature, generally producing higher sales and net income in the summer months than at other times of the year. Gasoline sales, both at the Crown multi-pumps and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues may vary during the year. The seasonality does not, however, negatively impact the Company's overall ability to sell its refined products.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses at the greater of $5 million or shutdowns for periods in excess of 25 days.




Effects of Inflation and Changing Prices

The Company's consolidated financial statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the dollar's purchasing power. Although the level of inflation continued to remain relatively low in recent years, the Company's results are still affected by the inflationary trend of earlier years.

In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs. Accordingly, depreciation would be greater if it were based on current replacement costs. However, since replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits and mitigating increased depreciation and operating costs.

The Company's use of LIFO to value inventories understates the value of inventories on the Company's consolidated Balance Sheet as compared to the first-in, first-out (FIFO) method.

In recent years, crude oil and refined petroleum product prices have been falling which has resulted in a net reduction in working capital requirements. If the prices increase in the future, the Company will expect a related increase in working capital needs.








                     (This space intentionally left blank)

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (Thousands of dollars)




                                                             December 31
Assets                                                    1993         1992
                                                        --------     --------

Current Assets
 Cash and cash equivalents  . . . . . . . . .          $ 52,021      $ 55,504
 Accounts receivable, less allowance for
   doubtful accounts (1993--$1,760; 1992--$1,392)        91,413       112,920
 Recoverable income taxes   . . . . . . . . .                           2,690
 Inventories  . . . . . . . . . . . . . . . .            86,811        73,454
 Other current assets   . . . . . . . . . . .               762         1,403
                                                       ----------    --------
   Total Current Assets . . . . . . . . . . .           231,007       245,971




Investments and Deferred Charges  . . . . . .            42,908        53,616




Property, Plant and Equipment
 Land   . . . . . . . . . . . . . . . . . . .            44,433        45,251
 Petroleum refineries   . . . . . . . . . . .           428,567       409,832
 Marketing facilities   . . . . . . . . . . .           182,473       177,911
 Pipelines and other equipment  . . . . . . .            20,932        19,247
                                                      ---------     ---------
                                                        676,405       652,241

   Less allowance for depreciation  . . . . .           294,142       276,491
                                                      ---------     ---------
    . . . .  Net Property, Plant and Equipment          382,263       375,750




                                                    -----------    ----------


                                                       $656,178      $675,337
                                                       ========      ========











See notes to consolidated financial statements

                          CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (Thousands of dollars)




                                                             December 31
Liabilities and Stockholders' Equity                      1993         1992
                                                        --------     --------

Current Liabilities
 Accounts payable:
   Crude oil and refined products . . . . . .           $104,166     $134,416
   Other  . . . . . . . . . . . . . . . . . .             20,500       17,787
 Accrued liabilities  . . . . . . . . . . . .             50,145       48,522
 Income taxes payable   . . . . . . . . . . .              3,264
 Current portion of long-term debt  . . . . .              1,094          357
                                                       ---------    ---------
    . . . . . . . .  Total Current Liabilities           179,169      201,082

Long-Term Debt  . . . . . . . . . . . . . . .             65,579       61,220

Deferred Income Taxes . . . . . . . . . . . .             81,217       81,588

Other Deferred Liabilities  . . . . . . . . .             31,860       28,173

Common Stockholders' Equity
 Class A Common Stock--par value $5 per share:
   Authorized--8,500,000 shares;
   issued and outstanding shares--
   4,817,392 in 1993 and 1992 . . . . . . . .             24,087       24,087

 Class B Common Stock--par value $5 per share:
   Authorized--6,500,000 shares;
   issued and outstanding shares--
   5,015,206 in 1993 and 1992 . . . . . . . .             25,076       25,076

 Additional paid-in capital   . . . . . . . .             91,870       91,870
 Retained earnings  . . . . . . . . . . . . .
                                                         157,320      162,241
                                                      ----------     --------
    . . . .  Total Common Stockholders' Equity           298,353      303,274


                                                     -----------  -----------


                                                        $656,178     $675,337
                                                        ========     ========










See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)


                                                    Year Ended December 31
                                                 1993       1992         1991
                                             ----------  -----------  ---------
Revenues
 Sales and operating revenues (including
  excise taxes of 1993--$296,228;
  1992--$218,944; 1991--$214,716)          $1,747,411   $1,795,259  $1,857,711

Operating Costs and Expenses
 Costs and operating expenses   . .         1,604,696    1,659,796   1,718,066
 Selling and administrative expenses           91,714      102,805     112,131
 Depreciation and amortization  . .            41,873       41,526      33,346
 Sales of property, plant and equipment         2,331        1,264         (20)
                                           ----------   ----------  ----------
                                            1,740,614    1,805,391   1,863,523
                                           ----------   ----------  ----------
Operating Income (Loss) . . . . . .             6,797      (10,132)     (5,812)
Interest and other income . . . . .             1,461            3       4,713
Non-operating gains . . . . . . . .                                      3,674
Interest expense  . . . . . . . . .            (7,451)      (6,826)     (7,908)
                                           ----------   ----------  ----------
Income (Loss) Before Income Taxes and Cumulative
 Effect of Changes in Accounting Principles       807      (16,955)     (5,333)

Income Tax Expense (Benefit)  . . .             5,107       (3,677)        693
                                           ----------  -----------   ---------

(Loss) Before Cumulative Effect
 of Changes in Accounting Principles           (4,300)     (13,278)     (6,026)

Cumulative Effect to January 1, 1992 of Change
 in Accounting for Postretirement Benefits Other
 Than Pensions (Net of Tax Benefit of $3,308)               (5,631)

Cumulative Effect to January 1, 1992 of
 Change in Accounting for Income Taxes
                                                            13,403
                                          -----------  ----------- -----------

Net (Loss)  . . . . . . . . . . . .       $   (4,300)   $   (5,506) $   (6,026)
                                         ===========    ==========   =========

Net (Loss) Per Share:
(Loss) Before Cumulative Effect
 of Changes in Accounting Principles      $     (.44)  $    (1.35)  $     (.61)

Cumulative Effect to January 1, 1992 of
 Change in Accounting for Postretirement
 Benefits Other Than Pensions   . .                          (.57)

Cumulative Effect to January 1, 1992 of
 Change in Accounting for Income Taxes

                                                            1.36
                                         ------------  ----------  ------------

Net (Loss) Per Share  . . . . . . .   $     (.44)    $      (.56)   $      (.61)
                                      ==========     ===========    ===========







See notes to consolidated financial statements

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)






                                              Class A              Class B     Additional
                                            Common Stock        Common Stock    Paid-In  Retained
                                          ---------------       ------------
                                           Shares  Amount      Shares  Amount   Capital  Earnings
                                           ------  ------      ------  ------   -------  --------


Balance at January 1, 1991              4,817,392 $24,087   5,015,206 $25,076   $91,870  $183,606

Net (loss) for 1991 . . .                                                                  (6,026)

Cash dividends:
 Class A Common Stock--$.80 per share                                                      (3,854)
 Class B Common Stock--$.80 per share                                                      (4,012)
Balance at December 31, 1991            4,817,392  24,087   5,015,206  25,076    91,870   169,714

Net (loss) for 1992 . . .                                                                 (5,506)

Cash dividends:
 Class A Common Stock--$.20 per share                                                       (964)
 Class B Common Stock--$.20 per share                                                     (1,003)
                                     ------------  ------   ---------  ------    ------   -------
Balance at December 31, 1992            4,817,392  24,087   5,015,206  25,076    91,870   162,241

Net (loss) for 1993 . . .                                                                  (4,300)

Adjustment to record minimum pension liability,
 net of deferred income tax benefit of $335
                                                                                             (621)
                                     ------------  ------   ---------  ------    ------   -------
Balance at December 31, 1993            4,817,392 $24,087   5,015,206 $25,076   $91,870  $157,320
                                     ============  ======   =========  ======    ======   =======



















See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)


                                                   Year Ended December 31
                                                1993       1992         1991
                                            ----------  -----------  ---------

Cash Flows From Operating Activities
Net (loss)  . . . . . . . . . . . . . .       $ (4,300)    $ (5,506)  $ (6,026)
Reconciling items from net (loss) to net
 cash provided by operating activities:
   Depreciation and amortization  . . .         41,873       41,526     33,346
   Loss (gain) on sales of property, plant
    and equipment . . . . . . . . . . .          2,331        1,264        (20)
   Equity (earnings) loss in unconsolidated
   subsidiaries                                   (651)       1,028       (237)
   Deferred income taxes  . . . . . . .            (36)        (841)    11,125
   Other deferred items . . . . . . . .            830          715      5,608
   Cumulative effect of changes in accounting
    principles                                               (7,772)
 Changes in assets and liabilities
   Accounts receivable  . . . . . . . .         21,507       (1,506)    50,001
   Recoverable income taxes . . . . . .          2,690        6,742     (9,432)
   Inventories  . . . . . . . . . . . .        (13,357)      31,953      5,832
   Other current assets . . . . . . . .            641          330     (1,130)
   Crude oil and refined products payable      (30,250)     (13,303)   (76,562)
   Other accounts payable . . . . . . .          2,713       (2,555)     1,335
   Accrued liabilities  . . . . . . . .          1,623          876     (5,155)
   Income taxes payable . . . . . . . .          3,264                  (8,156)
                                             ---------   ----------   --------
      Net Cash Provided by Operating Activities 28,878       52,951        529
                                              --------   ----------   --------

Cash Flows From Investment Activities
 Capital expenditures   . . . . . . . .        (40,860)     (38,003)   (64,782)
 Contract settlement regarding acquisition
   of La Gloria Oil and Gas Company . .                       8,000
 Proceeds from sales of property, plant and
 equipment                                       5,515        4,072      4,619
 Investment in subsidiaries   . . . . .             (4)        (177)       742
 Deferred turnaround maintenance and other        (4,678)   (19,675)   (21,333)
                                                --------   --------   --------
      Net Cash (Used in) Investment Activities   (40,027)   (45,783)   (80,754)
                                                --------   --------   --------

Cash Flows From Financing Activities
 Net (repayments) borrowings on loan agreements     (376)   (27,339)    86,333
 Proceeds from purchase money lien  . .            5,472
 Proceeds from interest rate swap terminations     2,403
 Net repayments (issuances) of long-term notes
  receivable                                         167       (499)    (2,637)
 Cash dividends   . . . . . . . . . . .                      (1,967)    (7,866)
                                                --------    -------   --------
      Net Cash Provided by (Used in)
        Financing Activities  . . . . .            7,666    (29,805)    75,830
                                                --------    -------   --------
Net (Decrease) in Cash and Cash Equivalents       (3,483)   (22,637)    (4,395)
Cash and Cash Equivalents at Beginning of Year    55,504     78,141     82,536
                                                --------    -------   --------

Cash and Cash Equivalents at End of Year        $ 52,021   $ 55,504   $ 78,141
                                                ========   ========   ========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
   Interest (net of amount capitalized)
                                                $  4,249   $  5,610   $  3,824
   Income taxes . . . . . . . . . . . .            4,329      1,023      5,858
See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Crown Central Petroleum Corporation and Subsidiaries




Note A--Description of Business and Summary of Accounting Policies



Description of Business:  Crown Central Petroleum Corporation and subsidiaries
- -----------------------
(the Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day and another in Tyler, Texas with a rated capacity of 50,000 barrels per day. Its principal business is the wholesale and retail sale of its products in the Mid-Atlantic, Southeastern and Midwestern United States.

Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which operates the Tyler refinery, a pipeline gathering system in Texas and product terminals located along the Texas Eastern Pipeline system.

F Z Corporation, a wholly-owned subsidiary of the Company, is the parent company of two convenience store chains operating in seven states, retailing both merchandise and gasoline.


The following summarizes the significant accounting policies and practices followed by the Company:

Principles of Consolidation:  The consolidated financial statements include the
- ---------------------------
accounts of Crown Central Petroleum Corporation and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Due to immateriality, the Company's investment in Tongue, Brooks & Company, Inc. and Tiara Insurance Company, two wholly-owned insurance subsidiaries, are accounted for using the equity method.


Cash and Cash Equivalents:  Cash in excess of daily requirements is invested in
- -------------------------
marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows. The carrying amount reported in the balance sheet for cash and cash equivalents represents its fair value.


Accounts Receivable:  The majority of the Company's accounts receivable relate
- -------------------
to sales of petroleum products to third parties operating in the petroleum industry. The carrying amount reported in the balance sheet for accounts receivable represents its fair value.


Inventories:  The Company's crude oil, refined products, and convenience store
- -----------
merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market.
Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

Property, Plant and Equipment:  Property, plant and equipment is carried at
- -----------------------------
cost. Costs assigned to property, plant and equipment of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation and amortization of plant and equipment are primarily provided using the straight-line method over estimated useful lives. Construction in progress is recorded in property, plant and equipment.

Expenditures which materially increase values, change capacities or extend useful lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged against current operations. At intervals of two or more years, the Company conducts a complete shutdown and inspection of significant units (turnaround) at its refineries to perform necessary repairs and replacements. Costs associated with these turnarounds are deferred and amortized over the period until the next planned turnaround.

Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income.


Environmental Costs:  The Company conducts environmental assessments and
- -------------------
remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Costs are charged to expense if they relate to the remediation of existing conditions caused by past operations or if they are not expected to contribute to future operations. Estimated costs are recorded at undiscounted amounts based on experience and assessments, and are adjusted periodically as additional or new information is available.


Sales and Operating Revenues:  Sales and operating revenues include excise and
- ----------------------------
other similar taxes. Resales of crude oil are recorded net of the related crude oil cost (first-in, first-out) in sales and operating revenues.


Income Taxes:  As discussed in Note D of Notes to Consolidated Financial
- ------------
Statements, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered. In 1993 and 1992, deferred tax liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


Interest Capitalization:  Interest costs incurred during the construction and
- -----------------------
preoperating stages of significant construction or development projects is capitalized and subsequently amortized by charges to earnings over the useful lives of the related assets.


Amortization of Goodwill:  The excess purchase price of acquisitions of
- ------------------------
businesses over the estimated fair value of assets acquired is being amortized on a straight-line basis over 20 years.


Forward and Option Contracts:  The Company selectively enters into forward
- ----------------------------
hedging and option contracts to minimize price fluctuations for a portion of its crude oil and refined products. All realized and unrealized gains and losses on such hedging and option contracts are deferred and recognized in the period when the hedged materials are sold. Cash flows from forward hedging and option contracts are classified as operating activities for purposes of the statements of cash flows.


Non-operating Gains and Losses:  Non-operating gains and losses include
- ------------------------------
significant transactions that, in the judgement of management, are not directly related to normal current operations.

Note B--Inventories

Inventories consist of the following:

                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)

Crude oil . . . . . . . . . . . . . .                   $ 38,989     $ 40,897
Refined products  . . . . . . . . . .                     60,519       72,915
                                                       ---------    ---------
  Total inventories at FIFO (approximates current costs)  99,508      113,812
LIFO allowance  . . . . . . . . . . .                    (25,828)     (53,298)
                                                       ---------    ---------
  Total crude oil and refined products                    73,680       60,514
                                                       ---------    ---------

Merchandise inventory at FIFO (approximates current cost)  7,200        7,509
LIFO allowance  . . . . . . . . . . .                     (2,387)      (2,569)
                                                       ---------    ---------
  Total merchandise . . . . . . . . .                      4,813        4,940
                                                       ---------    ---------

Materials and supplies inventory at FIFO                   8,318       8,000
                                                       ---------   ---------
  Total Inventory . . . . . . . . . .                   $ 86,811    $ 73,454
                                                        ========    ========


In 1992, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of 1992 purchases. As a result of this liquidation in 1992, the net (loss) increased $1,406,000 ($.14 per share).


Note C--Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:


                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)

Unsecured 10.42% Senior Notes . . . .                    $60,000      $60,000

Purchase Money Lien . . . . . . . . .                      5,472

Other obligations . . . . . . . . . .                      1,201        1,577
                                                         -------      -------
                                                          66,673       61,577

Less current portion  . . . . . . . .                      1,094          357
                                                         -------      -------
  Long-Term Debt  . . . . . . . . . .                    $65,579      $61,220
                                                         =======      =======

The aggregate maturities of long-term debt through 1998 are as follows (in thousands):
1994 - $1,094;  1995 - $9,694;  1996 - $9,730;  1997 - $9,798;  1998 - $9,849.

The unsecured 10.42% Senior Notes dated January 3, 1991, as amended (Notes) limit the payment of cash dividends on common stocks and require the maintenance of various covenants including minimum working capital, minimum fixed charge coverage ratio, and minimum consolidated tangible net worth, all as defined. The principal will be repaid in seven equal annual installments commencing January 3, 1995. The Notes are repayable, at a premium, in whole or in part at any time at the option of the Company.

As of December 31, 1993, the Company has entered into interest rate swap agreements to effectively convert $17,500,000 of its 10.42% Notes to variable interest rates with maturities ranging from 1996 to 1998. During 1993, the Company terminated certain interest rate swap agreements associated with its 10.42% Notes resulting in deferred gains of $1.9 million at December 31, 1993, which will be recognized as a reduction of interest expense over the remaining swap periods, which range from 1996 to 1997. As a result of its interest rate swap program, the Company's effective interest rate on the Notes for 1993 was reduced from approximately 10.5% to approximately 9.2% per annum. The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the interest rate swap agreements; however, management considers the risk of default to be remote.

Under the terms of the Unsecured Credit Agreement dated May 10, 1993, (Credit Agreement) nine banks have committed a maximum of $125,000,000 to the Company for cash borrowings and letters of credit. There is a limitation of $50,000,000 for cash borrowings under the agreement. The Credit Agreement, which expires May 10,1996, but contains a one year renewal option, allows for interest on outstanding borrowings to be computed under one of three methods based on the Base Rate, the London Interbank Offered Rate, or the Certificates of Deposit Rate (all as defined). The Credit Agreement limits the Company's borrowings outside the Agreement to a maximum of $90,000,000 in unsecured senior notes. The Credit Agreement limits indebtedness (as defined), cash dividends on common stocks and capital expenditures and requires the maintenance of various covenants including, but not limited to, minimum working capital, minimum consolidated tangible net worth, and a borrowing base, all as defined. Under the terms of the Notes and Credit Agreement, at December 31, 1993, the Company was limited to paying additional cash dividends of $9,833,000.

At December 31, 1993, the Company was in compliance with all covenants and provisions of the Notes and Credit Agreement. The Company expects to continue to be in compliance with the covenants imposed by the Notes and Credit Agreement over the next twelve months. Meeting the covenants imposed by the Notes and Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending.

As of December 31, 1993, the Company had outstanding irrevocable standby letters of credit in the principal amount of $30,709,000 and an outstanding documentary letter of credit in the principal amount of $12,600,000 for normal operations. Unused commitments under the terms of the Credit Agreement totaling $81,691,000 were available for future borrowings (subject to the $50,000,000 limitation described above) and issuance of letters of credit at December 31, 1993. The Company pays an annual commitment fee on the unused portion of the credit line.

Effective December 1, 1993, the Company entered into a Purchase Money Lien (Money Lien) for the financing of certain service station and terminal equipment and office furnishings. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is repayable in 60 monthly installments and a balloon payment of 10% of the principal is payable in January 1999. The Money Lien is secured by the service station equipment and office furnishings having a cost basis of $5,472,000. The Money Lien allows for a maximum drawdown of $6,500,000 by January 31, 1994 and it is the Company's intention to draw the remaining balance.


The following interest costs were charged to pretax income:

                                                   Year Ended December 31
                                                1993       1992         1991
                                            ----------  -----------  ---------
                                                  (thousands of dollars)

Total interest costs incurred . . . . .       $ 7,712       $7,754     $8,190
Less: Capitalized interest  . . . . . .           261          928        282
                                             --------      -------    -------

                   Interest Expense           $ 7,451       $6,826     $7,908
                                              =======       ======     ======

The approximate fair value of the Company's Long-term Debt at December 31, 1993 was $65,929,000, which was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value at December 31, 1993 of the Company's interest rate swap agreements is estimated to be $207,000 which was estimated using a discounted cash flow analysis, based on current interest rates.

Note D--Income Taxes



As discussed in Note A of Notes to Consolidated Financial Statements, effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The 1991 financial statements have not been restated for the effects of applying SFAS 109.


The $13,403,000 cumulative effect benefit of applying SFAS 109 reduced the net loss for 1992. One of the requirements of SFAS 109 is that deferred taxes be recorded for the tax effects of differences between assigned values and the tax bases of assets acquired in purchase business acquisitions. Previously, under the provisions of Accounting Principles Board Opinion No. 11 "Accounting for Income Taxes", acquired assets were recorded net of such tax effects. The adoption of SFAS 109 in 1992 resulted in total increases in inventory and net property, plant and equipment of $38 million relating to the acquisitions of the Fast Fare and Zippy Mart convenience store chains and La Gloria Oil and Gas Company, with related increases in the liability for deferred income taxes.
The write-up of net property, plant and equipment is depreciated over the remaining life of the related assets and such depreciation is offset by a credit to the deferred tax provision. The adoption of SFAS 109 resulted in a decrease of $2,335,000 in the 1993 income before income taxes and cumulative effect of changes in accounting principles and an increase of $2,388,000 in the 1992 loss before income taxes and cumulative effect of changes in accounting principles, respectively, due to increased depreciation expense for the write-up of property, plant and equipment.


Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)

Deferred tax liabilities:
  Depreciation and amortization . . . . . .           $ (58,095)   $ (59,015)
  Difference between book and tax basis of
   property, plant and equipment  . . . . .             (30,945)     (32,499)
  Other . . . . . . . . . . . . . . . . . .             (16,768)     (10,012)
                                                       --------     --------
   Total deferred tax liabilities   . . . .            (105,808)    (101,526)

Deferred tax assets:
  Postretirement and pension obligations  .               5,596        4,672
  Environmental, litigation and other accruals            9,734        6,982
  Tax credits, contribution and net operating
   loss carryover                                           379        1,893
  Construction and inventory cost not currently
   deductible                                             1,436        1,344
  Other . . . . . . . . . . . . . . . . . .               7,446        5,047
                                                      ---------    ---------
   Total deferred tax assets  . . . . . . .              24,591       19,938
                                                      ---------    ---------

     Net deferred tax liabilities . . . . .            $(81,217)    $(81,588)
                                                       ========     ========

No valuation allowance is considered necessary for the above deferred tax assets. The company has tax credit carryforwards of $109,269 which expire in the year 2005.

Significant components of the income tax provision (benefit) for the years ended December 31 follows. With the passage of the Tax Act of 1993, the Company's federal statutory income tax rate increased from 34% to 35% effective January 1, 1993. The effect of the change in statutory rate was to increase the 1993 net (loss) for 1993 by $2,252,000 or $.23 per share.


                                        Liability          Deferred
                                          Method            Method
                                      ---------------    ------------
                                         1993        1992      1991
                                      -------------------------------
                                           (thousands of dollars)
Current:
  Federal . . . . . . . . . . . . .   $ 5,278   $(3,230)   $(4,103)
  State . . . . . . . . . . . . . .     1,779       872       (462)
                                     --------   -------    -------
   Total Current  . . . . . . . . .     7,057    (2,358)    (4,565)
Deferred:
  Federal . . . . . . . . . . . . .    (3,642)   (1,485)     5,278
  State . . . . . . . . . . . . . .      (560)      166        (20)
                                     --------   -------    -------
     Total Deferred . . . . . . . .    (4,202)   (1,319)     5,258
Federal tax rate increase . . . . .     2,252
                                     --------   -------    -------
  Income Tax Expense (Benefit)  . .   $ 5,107   $(3,677)   $   693
                                      =======   =======    =======


Current state tax provision includes franchise taxes of $1,275,000, $1,300,000 and $1,146,000 for the years 1993, 1992 and 1991, respectively.


The components of the deferred income tax provision for the year ended December 31, 1991 is as follows:


                                      (thousands of dollars)
  Refinery turnaround costs . . . . . . . .
                                            $ 4,789

  Difference between book and tax
   depreciation and amortization              4,342
  Gain on disposal  . . . . . . . . . . . .     588
  State income taxes  . . . . . . . . . . .
                                                (20)
  Litigation and accruals . . . . . . . . .
                                                (66)
  Difference between book and tax basis of
   property disposals                          (478)
  Effect of tax leases  . . . . . . . . . .  (1,427)
  Unrealized insurance proceeds . . . . . .  (1,540)
  Other . . . . . . . . . . . . . . . . . .    (930)
                                            -------
   Deferred income tax provision  . . . . . $ 5,258
                                            =======



The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31:


                                              Liability          Deferred
                                                Method            Method
                                            ---------------    ------------
                                               1993        1992      1991
                                            -------------------------------
                                                 (thousands of dollars)
Income tax expense (benefit) calculated at the
  statutory federal income tax rate           $    282   $(5,765)   $(1,813)
Amortization of goodwill and purchase adjustments  330       321      1,927
State taxes (net of federal benefit)               798       685        291
Federal tax rate increase . . . . .              2,252
Other . . . . . . . . . . . . . . .              1,445     1,082        288
                                               -------   -------    -------
  Income Tax Expense (Benefit)  . .            $ 5,107   $(3,677)   $   693
                                               =======   =======    =======

Note E--Capital Stock and Net Income Per Common Share

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. Net (loss) per share for 1993, 1992 and 1991 is based upon the 9,832,598 common shares outstanding for all years.


Note F--Employee Benefit Obligations

In 1993, the Company merged its two defined benefit pension plans covering the majority of full-time employees into one plan. The Company also has several defined benefit plans covering only certain senior executives. Plan benefits are generally based on years of service and employees' average compensation. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law. Plan assets consist principally of fixed income securities and stocks.


Net periodic pension costs consisted of the following components:

                                                   Year Ended December 31
                                                1993       1992         1991
                                            ----------  -----------  ---------
                                                  (thousands of dollars)

Service cost - benefit earned during the year $  4,002     $  3,672   $  3,221
Interest cost on projected benefit obligations   6,326        5,895      5,595
Actual (return) loss on plan assets            (11,738)     (10,217)   (10,626)
Total amortization and deferral . .              5,324        4,875      6,376
                                              --------    ---------     ------
  Net periodic pension costs  . . .           $  3,914     $  4,225    $ 4,566
                                              ========     ========    =======


Assumptions used in the accounting for the defined benefit plans as of December 31 were:


                                                     1993    1992   1991
                                                   -----------------------
Weighted average discount rates . .                  7.25%   8.25%  8.25%
Rates of increase in compensation levels             4.00%   5.00%   5.00%
Expected long-term rate of return on assets          9.50%   9.50%   9.50%


The following table sets forth the funded status of the plans in which assets exceed accumulated benefits:


                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation . . . .                      $68,817      $58,064
                                                         -------      -------
  Accumulated benefit obligation  .                      $71,552      $60,226
                                                         -------      -------
  Projected benefit obligation  . .                      $86,728      $73,863

Plan assets at fair value . . . . .                       78,573       69,081
                                                         -------      -------

Projected benefit obligation (in excess of) plan assets   (8,155)      (4,782)
Unrecognized net loss . . . . . . .                        9,532        2,872
Prior service (benefit) cost not yet recognized
  in net periodic pension cost  . .                       (1,081)       2,132
Unrecognized net (asset) at
  beginning of year, net of amortization                  (2,495)      (2,762)
                                                         -------      -------
Net pension liability . . . . . . .                      $(2,199)     $(2,540)
                                                         =======      =======

The following table sets forth the funded status of the plans in which accumulated benefits exceed assets:


                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)

Actuarial present value of benefit obligations:
  Vested benefit obligation . . . .                      $ 5,339      $ 4,146
                                                         -------      -------
  Accumulated benefit obligation  .                      $ 5,339      $ 4,154
                                                         -------      -------
  Projected benefit obligation  . .                      $ 5,376      $ 4,300

Plan assets at fair value . . . . .                            0            0
                                                        --------     --------

Projected benefit obligation (in excess of) plan assets   (5,376)      (4,300)
Unrecognized net loss . . . . . . .                        1,224          335
Prior service (benefit) cost not yet recognized
  in net periodic pension cost  . .                         (231)        (248)
Unrecognized net obligation at
  beginning of year, net of amortization                   1,834        2,064
Adjustment required to recognize minimum liability        (2,790)      (2,004)
                                                         -------      -------
Net pension liability . . . . . . .                      $(5,339)     $(4,153)
                                                         =======      =======


In addition to the defined benefit pension plan, the Company provides certain health care and life insurance benefits for eligible employees who retire from active service. The postretirement health care plan is contributory, with retiree contributions consisting of copayment of premiums and other cost sharing features such as deductibles and coinsurance. Beginning in 1998, the Company will "cap" the amount of premiums that it will contribute to the medical plans. Should costs exceed this cap, retiree premiums would increase to cover the additional cost. Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). SFAS 106 requires the accrual of the expected costs of providing these postretirement benefits during the years that the employee renders the necessary service. Prior year financial statements have not been restated for the effects of applying SFAS 106.


The $5,631,000 cumulative effect charge of adoption of SFAS 106 on prior years (after reduction for the income tax benefit of $3,308,000) is included in the net loss for 1992. The adoption of SFAS 106 resulted in increases in the 1993 and 1992 loss before cumulative effect of changes in accounting principles of $167,000 ($.02 per share) and $300,000 ($.03 per share), respectively, and increases in the 1993 and 1992 net loss of $167,000 ($.02 per share) and $5,931,000 ($.60 per share), respectively.

The following table sets forth the accrued postretirement benefit cost of these plans recognized in the Company's Balance Sheet:

                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)
Accumulated postretirement benefit obligation (APBO):
  Retirees  . . . . . . . . . . . .                       $5,491       $6,076
  Fully eligible active plan participants                  1,460        1,419
  Other active plan participants  .                        2,186        1,836
  Unrecognized net loss (gain)  . .                            4         (109)
  Unrecognized prior service cost .                          353
                                                        --------      -------
   Accrued postretirement benefit cost                    $9,494       $9,222
                                                          ======       ======

The weighted average discount rate used in determining the APBO was 7.25% and 8.5% in 1993 and 1992, respectively.

Net periodic postretirement benefit cost include the following components:

                                                        Year Ended December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)
Service cost  . . . . . . . . . . .                        $161          $161
Interest cost on accumulated postretirement
 benefit obligation                                         765           756
                                                           ----          ----
   Net periodic postretirement benefit cost                $926          $917
                                                           ====          ====

For 1991, the expense for postretirement benefits, which was recorded on a pay-as-you-go basis and has not been restated, was approximately $631,000. The Company's policy is to fund postretirement costs on a pay-as-you-go basis as in prior years.

A 13% increase in the cost of medical care was assumed for 1993. This medical trend rate is assumed to decrease 1% annually to 9% in 1997, and decrease to 0% thereafter as a result of the expense cap in 1998. The medical trend rate assumption affects the amounts reported. For example, a 1% increase in the medical trend rate would increase the APBO by $674,000, and the net periodic cost by $72,000 for 1993.

In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires the accrual of the expected costs of providing certain benefits after employment, but before retirement, such as health care continuation coverage. The adoption of SFAS 112 did not materially affect the 1993 net loss.

Note G--Litigation and Contingencies

The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1993. The Company has consulted with counsel with respect to each such preceding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company's consolidated financial position.

The Company's income tax returns for the 1988 and 1989 fiscal years are currently under examination by the Internal Revenue Service. The Company's income tax returns for the 1984 to 1987 fiscal years have been examined by the Internal Revenue Service and a Revenue Agent's Report has been received. The Company has filed a written protest in response to certain proposed adjustments with the Office of Regional Director of Appeals relating to these proposed adjustments. In management's opinion, the ultimate disposition of the Report will not have a material adverse effect on the financial position or results of operations of the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures,the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.8 million as of December 31, 1993 relative to the estimated costs of compliance with environmental regulations.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company's consolidated financial position, cash flow or liquidity.

Note H--Noncancellable Lease Commitments

The Company has noncancellable operating lease commitments for refinery equipment, service station and convenience store properties, autos, trucks, an airplane, office and other equipment. Lease terms range from 60 to 96 months for automotive and transportation equipment. Property leases typically have a five-year term with renewal options for additional periods. Certain other leases also carry renewal provisions. The Corporate Headquarters office building lease which commenced in 1993 has a lease term of 10 years. The airplane lease which commenced in 1992 has a lease term of 7 years. The majority of service station properties have a lease term of 20 years. The average lease term of convenience stores is approximately 12 years.

Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1993 are as follows (in thousands):

          1994  . . . . . . . . . . . . . .      $10,799
          1995  . . . . . . . . . . . . . .        9,835
          1996  . . . . . . . . . . . . . .        9,547
          1997  . . . . . . . . . . . . . .        8,407
          1998  . . . . . . . . . . . . . .        8,062
          After 1998  . . . . . . . . . . .       48,644
                                                 -------
               Total Minimum Rental Payments     $95,294
                                                 =======

Rental expense for the years ended December 31, 1993, 1992 and 1991 was $14,620,000, $16,487,000 and $16,438,000, respectively.


Note I--Investments and Deferred Charges

Investments and deferred charges consist of the following:

                                                             December 31
                                                          1993         1992
                                                        --------     --------
                                                       (thousands of dollars)
     Deferred turnarounds . . . . . .                   $15,844      $24,454
     Goodwill . . . . . . . . . . . .                    10,883       11,859
     Investments in subsidiaries  . .                     6,601        5,976
     Long-term notes receivable . . .                     2,969        3,136
     Intangible pension asset . . . .                     1,834        2,004
     Deferred financing costs . . . .                     1,121        1,324
     Deferred proceeds - tax exchanges                    1,067        2,428
     Other  . . . . . . . . . . . . .                     2,589        2,435
                                                       --------     --------
          Investments and Deferred Charges              $42,908      $53,616
                                                        =======      =======

Accumulated amortization of goodwill was $5,974,000 and $4,998,000 at December 31, 1993 and 1992, respectively. The fair value of the Company's long-term notes receivable at December 31, 1993 was $2,913,000, which was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements.


Note J--Non-Operating Gains

Non-operating gains in 1991 consist of litigation and insurance settlements. There were no material net non-operating gains or losses which impacted income in 1993 and 1992.

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Crown Central Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


As discussed in Notes D and F of the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                                                                  Ernst & Young


Baltimore, Maryland
February 24, 1994

                      (This page intentionally left blank)

                                   UNAUDITED
                        QUARTERLY RESULTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)

                           First    Second        Third      Fourth
                          Quarter   Quarter      Quarter     Quarter     Yearly
                          -------   -------      -------     -------     ------
1993
Sales and operating
 revenues               $413,302  $447,777     $455,691    $430,641 $1,747,411
Gross profit  . . . . .   26,623    33,799       33,977      48,316    142,715
Net (loss) income . . .   (5,720)   (2,266)      (3,256)      6,942     (4,300)
Net (loss) income per
 share                      (.58)     (.23)        (.33)        .70       (.44)

1992
Sales and operating
 revenues               $371,886  $458,546     $475,299    $489,528 $1,795,259
Gross profit  . . . .     23,312    41,877       33,471      36,803    135,463
(Loss) income before
 cumulative effect
 of changes in
 accounting principles    (6,570)    2,560       (3,754)     (5,514)   (13,278)
Net income (loss) . . . .  1,202     2,560       (3,754)     (5,514)    (5,506)
(Loss) income per share
 before cumulative
 effect of changes in
 accounting principles      (.67)      .26         (.38)       (.56)     (1.35)
Net income (loss) per share  .12       .26         (.38)       (.56)      (.56)



Gross profit is defined as sales and operating revenues less costs and operating expenses (including applicable property and other operating taxes).

Per share amounts are based upon the actual number of common shares outstanding each quarter.

The net (loss) in the fourth quarter of 1992 was unfavorably impacted by $1,406,000 due to reductions in physical inventory (see Note B of Notes to Consolidated Financial Statements on page 19 of this report). Net (loss) in the fourth quarter of 1992 was unfavorably impacted by a pre-tax $1,264,000 write-off of refinery feasibility studies, a pre-tax $1,000,000 reserve for the write-off of excess refinery equipment and a pre-tax $893,000 write-off of abandoned equipment related to the capital modification of the Houston refinery's Fluid Catalytic Cracking Unit.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not filed a Form 8-K within the last twenty-four (24) months reporting a change of independent auditors or any disagreement with the independent auditors.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of Crown Central Petroleum Corporation's executive officers, their ages and their positions and offices as of March 1, 1994:

Henry A. Rosenberg, Jr. (64)
Director since 1955 and Chairman of the Board and Chief Executive Officer since May 1975. Also a director of Signet Banking Corporation and USF&G Corporation.

Charles L. Dunlap (50)
Director and President and Chief Operating Officer since December 1991. Served as a Director and Executive Vice President of Pacific Resources, Inc. from 1985 until employment by the Company.

Edward L. Rosenberg (38)
Senior Vice President - Finance and Administration since December 1991; Vice President - Supply & Transportation from October 1990 to December 1991; Vice President - Corporate Development from August 1989 to October 1990; Assistant to the President from March 1988 to August 1989. Edward L. Rosenberg is the son of Henry A. Rosenberg, Jr., and the brother of Frank B. Rosenberg.

Thomas L. Owsley (53)
Vice President - Legal since April 1983.

John E. Wheeler, Jr. (41)
Vice President - Treasurer and Controller since December 1991; Vice President - Controller from March 1984 to December 1991.

Randall M. Trembly (47)
Vice President - Refining since December 1991; Vice President-Treasurer from October 1987 to December 1991.

Paul J. Ebner (36)
Vice President - Marketing Support Services since December 1991; General Manager - Marketing Support Services from November 1988 to December 1991.

J. Michael Mims (44)
Vice President - Human Resources since June 1992. Vice President - Internal Auditing and Consulting Services from December 1991 to June 1992; Director of Internal Auditing from September 1983 to December 1991.

George R. Sutherland, Jr. (49)
Vice President - Supply and Transportation since July 1992. Senior Vice President - Trading of Pacific Resources, Inc. from 1989 until employment by the Company; Vice President - Crude Oil and Product Supply for Pacific Resources, Inc. from 1986 to 1989.

Frank B. Rosenberg (35)
Vice President - Marketing since January 1993; Southern Marketing Division Manager from January 1992 to January 1993; Vice President - Wholesale Marketing
- - La Gloria Oil and Gas Company from October 1990 to January 1992; Manager - Economics, Planning and Scheduling from October 1989 to October 1990; Manager - Refinery Sales from November 1988 to October 1989. Frank B.
Rosenberg is the son of Henry A. Rosenberg, Jr. and the brother of Edward L. Rosenberg.

Dolores B. Rawlings (56)
Secretary since November 1990; Assistant to the Chairman and Assistant Secretary from April 1988 to November 1990.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years. The information required in this Item 10 regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 23, 1994.

Item 11.  EXECUTIVE COMPENSATION

The information required in this Item 11 regarding executive compensation is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 23, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

The information required in this Item 12 regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 23, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 23, 1994.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a) (1)           LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Crown Central Petroleum Corporation and subsidiaries, are included in Item 8 on pages 12 through 27 of this report:

    - Consolidated Statements of Operations -- Years ended December 31, 1993, 1992 and 1991

    -  Consolidated Balance Sheets -- December 31, 1993 and 1992

    - Consolidated Statements of Changes in Common Stockholders' Equity -- Years ended December 31, 1993, 1992 and 1991

    - Consolidated Statements of Cash Flows -- Years ended December 31, 1993, 1992 and 1991

    -  Notes to Consolidated Financial Statements -- December 31, 1993

(a) (2)  LIST OF FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of Crown Central Petroleum Corporation and its subsidiaries are included in item 14 (d) on pages 33 through 36 of this report:

       - Schedule I  -  Marketable Securities - Other Investments
       - Schedule V  -  Property, Plant and Equipment
       - Schedule VI -  Accumulated Depreciation and Amortization of Property,
                        Plant and Equipment
       - Schedule X  -  Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3) and (c) LIST OF EXHIBITS

EXHIBIT
NUMBER

  3  Articles of Incorporation and By-Laws

(a) Agreement of Consolidation as amended through August 28, 1988 (Articles of Incorporation) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1992, herein incorporated by reference.

(b) By-Laws of Crown Central Petroleum Corporation as currently in effect to reflect amendment dated February 25, 1988 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1987, herein incorporated by reference.

  4  Instruments Defining the Rights of Security Holders, Including Indentures

(a) Credit Agreement dated as of May 10, 1993 between the Registrant and various banks was previously filed with the Registrant's Form 8-K dated May 19, 1993, herein incorporated by reference. Certain portions of the Agreement have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked "Confidential Treatment".

(b) Amendment dated December 20, 1993 to the Credit Agreement dated as of May 10, 1993 is filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

(c) Note Purchase Agreement dated January 3, 1991 between the Registrant and a group of institutional lenders was previously filed with the Registrants Form 8-K dated January 3, 1991, herein incorporated by reference.

(d) Amendment dated as of February 14, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-K for the year ended December 31, 1991 as Exhibit 19 (c), herein incorporated by reference. Certain portions of the Amendment have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked "Confidential Treatment".

(e) Amendment dated as of November 10, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-Q for the quarter ended September 30, 1992 as Exhibit 19 (d), herein incorporated by reference.

 10  Material Contracts

(a) Crown Central Petroleum Retirement Plan effective as of July 1, 1993, is filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

(b) Supplemental Retirement Income Plan for Senior Executives - As amended through October 27, 1983 and all subsequent amendments through May 30, 1991 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1992 as Exhibit 10 (a) (3), herein incorporated by reference.


(c) Employee Savings Plan (as in effect on April 1, 1984), and all subsequent amendments through December 19, 1991 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1992 as Exhibit 10
     (a) (4), herein incorporated by reference.

(d) Directors' Deferred Compensation Plan adopted on August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1983 as Exhibit 19(b), herein incorporated by reference.

(e) The Long-Term Performance Reward Plan as in effect for the seventh performance cycle (1991/1992/1993) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1990, as Exhibit 19(d), herein incorporated by reference.

(f) The Long-Term Performance Reward Plan as in effect for the eighth performance cycle (1992/1993/1994) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1991, as Exhibit 19(e), herein incorporated by reference.

(g) The Long-Term Performance Reward Plan as in effect for the ninth performance cycle (1993/1994/1995) was previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1993, as Exhibit 19(a), herein incorporated by reference.

(h) The following documents were previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1993, as Exhibits 19(b) and (c), herein incorporated by reference:
     (1) Crown Central Petroleum Corporation Annual Incentive Plan as in effect for fiscal 1993.
     (2) La Gloria Oil and Gas Company Annual Incentive Plan as in effect for fiscal 1993.

(i) The Employment Agreement between Charles L. Dunlap, President and Crown Central Petroleum Corporation, dated October 29, 1991 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1991 as Exhibit 19(a), herein incorporated by reference.

 13 Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
     (a) Shareholders' Letter dated February 28, 1994.
     (b) Financial Summary, Operating Summary and Key Financial Statistics.
     (c) Directors and Officers of the Company.
     (d) Corporate Information.


 21  Subsidiaries of the Registrant
     Exhibit 21 is included on page 37 of this report.


 23  Consent of Independent Auditors


 24  Power of Attorney
     Exhibit 24 is included on page 38 of this report.

 99 Form 11-K will be filed under cover of Form 10-KA on or about May 15, 1994.

(b)  REPORTS ON FORM 8-K
     There were no reports filed on Form 8-K for the three months ended December 31, 1993.

NOTE: Certain exhibits listed on pages 31 and 32 of this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.

                      (This page intentionally left blank)

                                                                     Item 14(d)




Crown Central Petroleum Corporation and consolidated subsidiaries
Schedule I - Marketable Securities - Other Investments
December 31, 1993
(thousands of dollars)


                               Number of            Market   Amount
                               shares or             value       of
                                 units -           of each    issue
                               principal          issue at  carried
                               amount of  Cost of  balance       on
Name of Issuer and                 bonds     each    sheet  balance
Title of each issue            and notes    issue     date    sheet(1)
- -------------------            ---------  -------  -------  -------


Repurchase Agreements(2)         $30,254  $30,254  $30,254  $30,254

Eurodollar Time Deposits:
  The Yasuda Trust & Banking
    Co., LTD.                     10,000   10,000   10,000   10,000

Commercial Paper:
  John Hancock Capital
    Corporation                    7,498    7,498    7,498    7,498
                                 -------  -------  -------  -------


                                 $47,752  $47,752  $47,752  $47,752
                                 =======  =======  =======  =======




(1) Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statement of cash flows, and are classified on the balance sheet with cash and cash equivalents of $52,021.

(2) Repurchase Agreements are comprised of securities of the United States Government and its agencies.

                                                                     Item 14(d)
Crown Central Petroleum Corporation and consolidated subsidiaries
Schedule V - Property, Plant and Equipment
(thousands of dollars)

                           Balance                       Other
                                at                    changes-         Balance
                         beginning                         add              at
                                of Additions  Retire- (deduct)          end of
Classification A            period   at cost    ments describe          period
- --------------           --------- ---------  ----------------         -------
Year Ended December 31, 1993
Land                      $ 45,251   $ 1,616  $ 2,411  $   (23) B     $ 44,433
Petroleum refineries:
 Houston                   297,643     5,392      780                  302,255
 Tyler                     112,189    14,123                           126,312
                          -------- ---------  -------                 --------
                           409,832    19,515      780                  428,567
Marketing facilities:
 Convenience stores         52,147     4,682    6,326     (317) C,D     50,186
 Service stations and
   other                   125,764    12,841    6,639      321  B,D    132,287
                          --------   -------  -------  -------        --------
                           177,911    17,523   12,965        4         182,473
Pipelines and other
  equipment                 19,247     2,206      539       18  D       20,932
                          --------   -------  -------  -------        --------
                          $652,241   $40,860  $16,695  $    (1)       $676,405
                          ========   =======  =======  =======        ========

Year Ended December 31, 1992
Land                      $ 46,301   $ 1,631  $ 2,681                 $ 45,251
Petroleum refineries:
 Houston                   275,589    22,947      893                  297,643
 Tyler                      72,743     3,276           $36,170 E,F     112,189
                          --------  --------  -------  -------        --------
                           348,332    26,223      893   36,170         409,832
Marketing facilities:
 Convenience stores         58,642     4,873   13,341    1,973  C,D,E   52,147
 Service stations and
   other                   123,657     3,717    2,352      742  D      125,764
                          --------   -------  -------  -------        --------
                           182,299     8,590   15,693    2,715         177,911
Pipelines and other
  equipment                 18,390     1,559      654      (48) D,E,F   19,247
                          --------   -------  -------  -------        --------
                          $595,322   $38,003  $19,921  $38,837        $652,241
                          ========   =======  =======  =======        ========

Year Ended December 31, 1991
Land                      $ 36,737   $11,578  $ 2,014                 $ 46,301
Petroleum refineries:
 Houston                   264,892    24,281   13,218  $  (366) F      275,589
 Tyler                      70,795     2,027       79                   72,743
                          --------   -------  -------  -------        --------
                           335,687    26,308   13,297     (366)        348,332
Marketing facilities:
 Convenience stores         45,940    14,455   11,018    9,265 D,G      58,642
 Service stations and
   other                   114,889    11,346    2,484      (94) D      123,657
                          --------   -------  -------  -------        --------
                           160,829    25,801   13,502    9,171         182,299
Pipelines and other
  equipment                 17,714     1,095      681      262 D,F      18,390
                          --------   -------  -------  -------        --------
                          $550,967   $64,782  $29,494  $ 9,067        $595,322
                          ========   =======  =======  =======        ========


A Reference is made to Note A of the Consolidated Financial Statements in the
  1993 Annual Report to Stockholders for a description of the accounting policies for property, plant and equipment.
B Includes reclassification between   Land' and   Marketing facilities'.
C Includes purchase accounting adjustments in connection with the acquisition of Fast Fare and Zippy Mart.
D Includes assets transferred between   Marketing facilities' and   Pipelines
  and other equipment', as well as   Convenience stores' and   Service stations
  and other'.
E Includes increases related to the step-up in basis of assets due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as described in Note D of Notes to Consolidated Financial Statements on page 21 of this report.
F Includes reclassification between   Petroleum refineries' and   Pipelines and
  other equipment'.
G Includes purchase accounting adjustments of $9,047 in connection with the 1983 acquisition of Fast Fare and Zippy Mart.

                                                                     Item 14(d)
Crown Central Petroleum Corporation and consolidated subsidiaries
Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment
(thousands of dollars)



                            Balance Additions            Other
                                 at   charged         changes-     Balance
                          beginning        to              add          at
                                 of costs and Retire- (deduct)      end of
Classification               period  expenses   ments describe      period
- --------------            --------- --------- ------- --------    --------

Year Ended December 31, 1993
Petroleum refineries:
 Houston                   $150,356   $11,075 $   768             $160,663
 Tyler                       14,351     6,444                       20,795
                           --------   ------- -------             --------
                            164,707    17,519     768              181,458
Marketing facilities:
 Convenience stores          25,703     3,294   5,096   $  175 A,B  24,076
 Service stations and other  72,120     8,097   6,098     (175) A   73,944
                           --------   ------- -------   ------    --------
                             97,823    11,391  11,194        0      98,020
Pipelines and other
  equipment                  13,961     1,154     456        5  A   14,664
                           --------   ------- -------   ------    --------
                           $276,491   $30,064 $12,418   $    5    $294,142
                           ========   ======= =======   ======    ========

Year Ended December 31, 1992
Petroleum refineries:
 Houston                   $141,751   $ 9,002 $   397             $150,356
 Tyler                        8,131     6,186           $   34 C    14,351
                           --------   ------- -------   ------    --------
                            149,882    15,188     397       34     164,707
Marketing facilities:
 Convenience stores          30,842     3,718  10,594    1,737 A,B  25,703
 Service stations and other  65,599     7,742   1,719      498 A    72,120
                           --------   ------- -------   ------    --------
                             96,441    11,460  12,313    2,235      97,823
Pipelines and other
  equipment                  13,344     1,150     490      (43) A,C 13,961
                           --------   ------- -------   ------    --------
                           $259,667   $27,798 $13,200   $2,226    $276,491
                           ========   ======= =======   ======    ========

Year Ended December 31, 1991
Petroleum refineries:
 Houston                   $146,697   $ 8,437 $13,193   $ (190) C $141,751
 Tyler                        4,380     3,807      56                8,131
                           --------   ------- -------   ------    --------
                            151,077    12,244  13,249     (190)    149,882
Marketing facilities:
 Convenience stores          27,247     3,561   8,964    8,998 A,D  30,842
 Service stations and other  59,876     7,641   2,052      134 A    65,599
                           --------   ------- -------   ------    --------
                             87,123    11,202  11,016    9,132      96,441
Pipelines and other
  equipment                  12,599     1,135     557      167 A,C  13,344
                           --------   ------- -------   ------    --------
                           $250,799   $24,581 $24,822   $9,109    $259,667
                           ========   ======= =======   ======    ========



A Includes assets transferred between   Marketing facilities' and   Pipelines
  and other equipment', as well as   Convenience stores' and   Service stations
  and other'.
B Includes purchase accounting adjustments in connection with the acquisition of Fast Fare and Zippy Mart.
C Includes reclassification between   Petroleum refineries' and   Pipelines and
  other equipment'.
D Includes purchase accounting adjustments of $9,047 in connection with the acquisition of Fast Fare and Zippy Mart.

                                                                     Item 14(d)



Crown Central Petroleum Corporation and consolidated subsidiaries
Schedule X - Supplementary Income Statement Information
(thousands of dollars)




                                          Charged to Costs and Expenses
                                              Year ended December 31
                                         -------------------------------
Item                                           1993      1992   1991
- ----                                         -------   --------------

1.   Maintenance and repairs                $27,257   $32,322   $33,877

2.   Depreciation and amortization (A)       41,873    41,526    33,346




(A)  Includes Refinery Maintenance Turnaround Amortization



Note: None of the other items called for on this statement exceed 1% of total sales and operating revenues as reported in the related income statements for any year.

                                                                     EXHIBIT 21



                                  SUBSIDIARIES


1. Subsidiaries as of December 31, 1993, which are consolidated in the financial statements of the Registrant; each subsidiary is 100% owned and doing business under its own name.
                                                Nation or State
   Subsidiary                                   of Incorporation

   Continental American Corporation             Delaware
   Coronet Security Systems, Inc.               Delaware
   Coronet Software, Inc.                       Delaware
   Crown Central Holding Corporation            Maryland
   Crown Central International (U.K.), Limited  United Kingdom
   Crown Central Pipe Line Company              Texas
   Crown Gold, Inc.                             Maryland
   Crown Nigeria, Inc.                          Maryland
   Crown-Rancho Pipe Line Corporation           Texas
   Crown Stations, Inc.                         Maryland
   Crowncen International N.V.                  Netherlands Antilles
   Fast Fare, Inc.                              Delaware
   F Z Corporation                              Maryland
   La Gloria Oil and Gas Company                Delaware
   Locot, Inc.                                  Maryland
   McMurrey Pipe Line Company                   Texas
   The Crown Oil and Gas Company                Maryland


2. Subsidiaries as of December 31, 1993, which are included in the Consolidated Financial Statements of the Registrant on an equity basis; each subsidiary is 100% owned and doing business under its own name.

                                                Nation or State
   Subsidiary                                   of Incorporation
   Tiara Insurance Company                      Vermont
   Tongue Brooks (Bermuda, Ltd.)                Bermuda
   Tongue, Brooks & Company, Inc.               Maryland
   Health Plan Administrators, Inc.             Maryland

                                                                     EXHIBIT 24
                               POWER OF ATTORNEY



We, the undersigned officers and directors of Crown Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., Charles L. Dunlap, Edward L. Rosenberg, John E. Wheeler, Jr. and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 1993 pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 and all amendments thereto.


Signature                        Title                           Date
- ---------                        -----                           -----

Henry A. Rosenberg, Jr.          Chairman of the Board and       2/24/94
Henry A. Rosenberg, Jr.          Chief Executive Officer
                                 (Principal Executive Officer)

C. L. Dunlap                     Director, President and         2/24/94
Charles L. Dunlap                Chief Operating Officer

Jack Africk                      Director                        2/24/94
Jack Africk

George L. Bunting, Jr.           Director                        2/24/94
George L. Bunting, Jr.

Michael F. Dacey                 Director                        2/24/94
Michael F. Dacey

Robert M. Freeman                Director                        2/24/94
Robert M. Freeman

Thomas M. Gibbons                Director                        2/24/94
Thomas M. Gibbons

Patricia A. Goldman              Director                        2/28/94
Patricia A. Goldman

William L. Jews                  Director                        2/28/94
William L. Jews

Malcolm  McNair                  Director                        2/24/94
Malcolm McNair

Phillip W. Taff                  Director                        2/24/94
Phillip W. Taff

Bailey A. Thomas                 Director                        2/24/94
Bailey A. Thomas

Edward L. Rosenberg              Senior Vice President-Finance   2/24/94
Edward L. Rosenberg              and Administration
                                 (Principal Financial Officer)

John E. Wheeler, Jr.             Vice President - Treasurer and  2/24/94
John E. Wheeler, Jr.             Controller
                                 (Principal Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CROWN CENTRAL PETROLEUM CORPORATION


                                          By              *
                                               --------------------------------
                                            Henry A. Rosenberg, Jr.
                                            Chairman of the Board and Chief
                                            Executive Officer


                                          By              *
                                               --------------------------------
                                            Edward L. Rosenberg
                                            Senior Vice President - Finance
                                            and Administration


                                          By   John E. Wheeler, Jr.
                                               --------------------------------
                                            John E. Wheeler, Jr.
                                            Vice President - Treasurer and
                                            Controller

Date: March 2, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 1994 by the following persons on behalf of the registrant and in the capacities indicated:


               *                                            *
- -------------------------------------        ----------------------------------
Jack Africk, Director                        Patricia A. Goldman, Director


               *                                            *
- -------------------------------------        ----------------------------------
George L. Bunting, Jr., Director             William L. Jews, Director


               *                                            *
- -------------------------------------        ----------------------------------
Michael F. Dacey, Director                   Malcolm McNair, Director


               *                                            *
- -------------------------------------        ----------------------------------
Charles L. Dunlap, Director                  Henry A. Rosenberg, Jr. Director
President and Chief Operating Officer        Chairman of the Board and Chief
                                             Executive Officer


               *                                            *
- -------------------------------------        ----------------------------------
Robert M. Freeman, Director                  Phillip W. Taff, Director


               *                                            *
- -------------------------------------        ----------------------------------
Thomas M. Gibbons, Director                  Bailey A. Thomas, Director


                                             *By Power of Attorney (John E.
                                              Wheeler, Jr.)

                                        EXHIBIT INDEX
                                        -------------
EXHIBIT
- -------

  3  Articles of Incorporation and By-Laws

(a) Agreement of Consolidation as amended through August 28, 1988 (Articles of Incorporation) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1992, herein incorporated by reference.

(b) By-Laws of Crown Central Petroleum Corporation as currently in effect to reflect amendment dated February 25, 1988 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1987, herein incorporated by reference.

  4  Instruments Defining the Rights of Security Holders, Including Indentures

(a) Credit Agreement dated as of May 10, 1993 between the Registrant and various banks was previously filed with the Registrant's Form 8-K dated May 19, 1993, herein incorporated by reference. Certain portions of the Agreement have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked "Confidential Treatment".

(b) Amendment dated December 20, 1993 to the Credit Agreement dated as of May 10, 1993 is filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

(c) Note Purchase Agreement dated January 3, 1991 between the Registrant and a group of institutional lenders was previously filed with the Registrants Form 8-K dated January 3, 1991, herein incorporated by reference.

(d) Amendment dated as of February 14, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-K for the year ended December 31, 1991 as Exhibit 19 (c), herein incorporated by reference. Certain portions of the Amendment have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked "Confidential Treatment".

(e) Amendment dated as of November 10, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-Q for the quarter ended September 30, 1992 as Exhibit 19 (d), herein incorporated by reference.

 10  Material Contracts

(a) Crown Central Petroleum Retirement Plan effective as of July 1, 1993, is filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K.

(b) Supplemental Retirement Income Plan for Senior Executives - As amended through October 27, 1983 and all subsequent amendments through May 30, 1991 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1992 as Exhibit 10 (a) (3), herein incorporated by reference.


(c) Employee Savings Plan (as in effect on April 1, 1984), and all subsequent amendments through December 19, 1991 were previously filed with the Registrant's Form 10-K for the year ended December 31, 1992 as Exhibit 10
     (a) (4), herein incorporated by reference.

(d) Directors' Deferred Compensation Plan adopted on August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1983 as Exhibit 19(b), herein incorporated by reference.

(e) The Long-Term Performance Reward Plan as in effect for the seventh performance cycle (1991/1992/1993) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1990, as Exhibit 19(d), herein incorporated by reference.

(f) The Long-Term Performance Reward Plan as in effect for the eighth performance cycle (1992/1993/1994) was previously filed with the Registrant's Form 10-K for the year ended December 31, 1991, as Exhibit 19(e), herein incorporated by reference.

(g) The Long-Term Performance Reward Plan as in effect for the ninth performance cycle (1993/1994/1995) was previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1993, as Exhibit 19(a), herein incorporated by reference.

(h) The following documents were previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1993, as Exhibits 19(b) and (c), herein incorporated by reference:
     (1) Crown Central Petroleum Corporation Annual Incentive Plan as in effect for fiscal 1993.
     (2) La Gloria Oil and Gas Company Annual Incentive Plan as in effect for fiscal 1993.

(i) The Employment Agreement between Charles L. Dunlap, President and Crown Central Petroleum Corporation, dated October 29, 1991 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1991 as Exhibit 19(a), herein incorporated by reference.

 13 Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
     (a) Shareholders' Letter dated February 28, 1994.
     (b) Financial Summary, Operating Summary and Key Financial Statistics.
     (c) Directors and Officers of the Company.
     (d) Corporate Information.


 21  Subsidiaries of the Registrant
     Exhibit 21 is included on page 37 of this report.


 23  Consent of Independent Auditors


 24  Power of Attorney
     Exhibit 24 is included on page 38 of this report.

 99 Form 11-K will be filed under cover of Form 10-KA on or about May 15, 1994.

(b)  REPORTS ON FORM 8-K
     There were no reports filed on Form 8-K for the three months ended December 31, 1993.