Form 10-Q
period 1994-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1994-05-11
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                              FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1994
                                 OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________



                    COMMISSION FILE NUMBER 1-1059

                 CROWN CENTRAL PETROLEUM CORPORATION
       (Exact name of registrant as specified in its charter)

         Maryland                              52-0550682
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

One North Charles Street, Baltimore, Maryland       21201
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code     410-539-7400


                           Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X       NO

The number of shares outstanding at April 30, 1994 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,015,206 shares, respectively.

        Crown Central Petroleum Corporation and Subsidiaries

                          Table of Contents


                                                               -PAGE-

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          March 31, 1994 and December 31, 1993                    3-4

          Consolidated Condensed Statements of Operations
          Three months ended March 31, 1994 and 1993                5

          Consolidated Condensed Statements of Cash Flows
          Three months ended March 31, 1994 and 1993                6

          Notes to Unaudited Consolidated Condensed
          Financial Statements                                    7-8

Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9-12


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                        13

Item 4  - Submission of Matters to a Vote of Security Holders      13

Item 6  - Exhibits and Reports on Form 8-K                         13

          Exhibit 19 - Previously Unfiled Documents

          Exhibit 20 -  Interim Report to Stockholders for the three months ended March 31, 1994


SIGNATURE                                                          14

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                          March 31     December 31
Assets                                                      1994           1993
                                                        -----------    -----------
                                                        (Unaudited)
Current Assets
  Cash and cash equivalents                                $ 48,613       $ 52,021
  Accounts receivable - net                                 114,430         91,413
  Inventories                                               104,619         86,811
  Other current assets                                        6,980            762
                                                           --------       --------
      Total Current Assets                                  274,642        231,007

Investments and Deferred Charges                             39,664         42,908

Property, Plant and Equipment                               679,167        676,405
  Less allowance for depreciation                           298,121        294,142

                                                           --------       --------
    Net Property, Plant and Equipment                       381,046        382,263

                                                           --------       --------

                                                           $695,352       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                         March 31     December 31
Liabilities and Stockholders' Equity                       1994          1993
                                                        -----------   ------------
                                                        (Unaudited)
Current Liabilities
  Accounts payable:
    Crude oil and refined products                         $126,106       $104,166
    Other                                                    20,756         20,500
  Accrued liabilities                                        54,029         50,145
  Income taxes payable                                        6,301          3,264
  Current portion of long-term debt                          10,108          1,094
                                                           --------       --------
      Total Current Liabilities                             217,300        179,169

Long-Term Debt                                               57,585         65,579

Deferred Income Taxes                                        81,542         81,217

Other Deferred Liabilities                                   31,912         31,860

Common Stockholders' Equity
  Common stock, Class A - par value $5 per share:
    Authorized shares--7,500,000 in 1994 and
    8,500,000 in 1993; issued and outstanding
    shares--4,817,392 in 1994 and 1993                       24,087         24,087
  Common stock, Class B - par value $5 per share:
    Authorized shares--7,500,000 in 1994 and
    6,500,000 in 1993; issued and outstanding
     shares--5,015,206 in 1994 and 1993                      25,076         25,076
  Additional paid-in capital                                 91,870         91,870
  Retained earnings                                         165,980        157,320
                                                           --------       --------
      Total Common Stockholders' Equity                     307,013        298,353

                                                           --------       --------

                                                           $695,352       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                                           -4-

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars, except per share amounts)

                                                                (Unaudited)
                                                       Three Months Ended March 31
                                                             1994           1993
                                                           --------       --------
Revenues
  Sales and operating revenues (including excise taxes
    of 1994--$93,556; 1993--$64,889)                       $393,586       $413,302

Operating Costs and Expenses
  Costs and operating expenses                              343,415        386,679
  Selling and administrative expenses                        22,060         22,585
  Depreciation and amortization                              10,631         10,299
  Sales of property, plant and equipment                       (323)           (29)
                                                           --------       --------
                                                            375,783        419,534
                                                           --------       --------
Operating Income (Loss)                                      17,803         (6,232)
Interest and other income                                       393             53
Interest expense                                             (1,911)        (1,684)
                                                           --------       --------
Income (Loss) Before Income Taxes                            16,285         (7,863)

Income Tax Expense (Benefit)                                  7,625         (2,143)
                                                           --------       --------

Net Income (Loss)                                          $  8,660       $ (5,720)
                                                           ========       ========

Net Income (Loss) Per Share                                $    .88       $   (.58)
                                                           ========       ========


See notes to unaudited consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)


                                                               (Unaudited)
                                                       Three Months Ended March 31
                                                             1994           1993
                                                           --------       --------
Net Cash Flows From Operating Activities
  Net cash from operations before
    changes in working capital                             $ 19,454       $  4,931
  Net changes in working capital items                      (17,926)       (16,494)
                                                           --------       --------

    Net Cash Provided by (Used in)
      Operating Activities                                    1,528        (11,563)
                                                           --------       --------



Cash Flows From Investment Activities
  Capital expenditures                                       (7,558)        (7,659)
  Proceeds from sale of property, plant
    and equipment                                             3,004            181
  Deferred turnaround maintenance and other                    (736)          (100)
                                                           --------       --------

    Net Cash (Used in) Investment Activities                 (5,290)        (7,578)
                                                           --------       --------


Cash Flows From Financing Activities
  Net cash flows from long-term debt                             76            (58)
  Net proceeds from purchase money lien                         945

  Proceeds from interest rate swap terminations                              2,403
  Net cash flows from long-term
    notes receivable                                           (667)
                                                           --------       --------

Net Cash Provided by Financing Activities                       354          2,345
                                                           --------       --------


Net (Decrease) in Cash and Cash Equivalents                 $(3,408)      $(16,796)
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

March 31, 1994

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Cash and Cash Equivalents - Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

Inventories - The Company's crude oil, refined products, and convenience store merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

At March 31, 1994, approximately 1.2 million barrels of crude oil and refined products, or approximately $20.7 million of inventory, were held in excess of anticipated year-end quantities and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three months ended March 31, 1994 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences, to which the federal statutory rate of 35%, state income taxes of approximately 4% and state franchise taxes have been applied.


Statements of Cash Flows - Net changes in working capital items presented in the Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.


Reclassifications - Deferred gains from interest rate swap terminations for the three months ended March 31, 1993 have been reclassified on the Consolidated Condensed Statements of Cash Flows as a cash inflow from financing activities consistent with the presentation in the Consolidated Statements of Cash Flows in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993. These deferred gains had previously been reported as a cash inflow from operations in the Company's Form 10-Q for the Quarter ended March 31, 1993. This reclassification had no effect on the net decrease in cash and cash equivalents for the three months ended March 31, 1993.

Note B - Inventories

Inventories consist of the following:
                                            March 31   December 31
                                              1994        1993
                                           ----------  -----------
                                            (thousands of dollars)
Crude oil                                    $ 37,723     $ 38,989
Refined products                               84,941       60,519
                                             --------     --------
Total inventories at FIFO
  (approximates current cost)                 122,664       99,508
LIFO allowance                                (29,872)     (25,828)
                                             --------     --------
  Total crude oil and refined products         92,792       73,680
                                             --------     --------

Merchandise inventory at FIFO
  (approximates current cost)                   6,393        7,200
LIFO allowance                                 (2,387)      (2,387)
                                             --------     --------
  Total merchandise                             4,006        4,813
                                             --------     --------

Materials and supplies inventory at FIFO        7,821        8,318
                                             --------     --------
  Total Inventory                            $104,619     $ 86,811
                                             ========     ========

Note C - Long-term Debt and Credit Arrangements

As of March 31, 1994, the Company has entered into interest rate swap agreements with maturities ranging from 1996 to 1998, to effectively convert $47,500,000 of its unsecured 10.42% Senior Notes (Notes) to variable interest rates. During 1993, the Company terminated certain other interest rate swap agreements associated with its 10.42% Notes resulting in deferred gains of $1.8 million at March 31, 1994, which will be recognized as a reduction of interest expense over the remaining swap periods which range from 1996 to 1997. As a result of its interest rate swap program, the Company's overall effective interest rate on the Notes for the three months ended March 31, 1994 was reduced from 10.7% to 9.6% per annum.

Note D - Common Stock and Calculation of Net Income (Loss) Per common share

At its March 31, 1994 meeting, the Board of Directors exercised its authority to reclassify 1,000,000 shares of authorized, but, unissued Class A Common Stock of the Company as 1,000,000 shares of authorized, but, unissued Class B Common Stock of the Company. Net income (loss) per common share for the three months ended March 31, 1994 and 1993 is based upon the number of common shares outstanding of 9,832,598.

Note E - Commitments and Contingencies

There have been no material changes in the status of contingencies as discussed in Note G of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

The Company's Sales and operating revenues decreased $19.7 million or 4.8% in the first quarter of 1994 from the comparable period in 1993. The decrease was primarily attributable to a 14.5% decrease in the average sales price per gallon of petroleum products and a 10.9% decrease in total merchandise sales. The merchandise sales decrease resulted primarily from the sale or closing throughout 1993 of retail marketing outlets which were either not profitable or did not fit with the Company's strategic direction. The closing of these units was a principal factor in an increase in the average sales level per store in 1994 compared to 1993. Partially offsetting the 1994 decrease was a .6% increase in petroleum product sales volumes. The Company's Sales and operating revenues include all Federal and State Excise Taxes. These taxes totalled $93.6 million and $64.9 million for the three months ended March 31, 1994 and March 31, 1993, respectively.

Costs and operating expenses decreased $43.3 million or 11.2% in the first quarter of 1994 compared to the same period in 1993. The decrease was due to a 25.3% decrease in the average cost per barrel consumed of crude oil and feedstocks which was partially offset by increases in excise taxes and volumes sold as previously mentioned. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.28 per barrel ($4 million) in 1994, and $.28 per barrel ($3.9 million) in 1993.

Total refinery throughput averaged 158,000 barrels per day (bpd) for the first quarter of 1994 compared to 151,000 bpd for the first quarter of 1993. Yields of gasoline and distillates were 88,000 bpd (56.9%) and 54,000 bpd (33.6%), respectively, in the first quarter of 1994 and 83,000 bpd (54.8%) and 48,000 bpd (32%), respectively for the first quarter of 1993.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased $.5 million or 2.3% for the three months ended March 31, 1994 as compared to the same period in 1993. The decrease is principally due to decreased costs associated with the closing of retail marketing outlets, as previously discussed, and reductions related to the Company's administrative functions. As of March 31, 1994, the Company operated 252 retail gasoline facilities and 110 convenience stores compared to 258 retail gasoline facilities and 163 convenience stores at March 31, 1993.

In the first quarter of 1994, Operating costs and expenses included $.9 million related to environmental matters and to retail outlet closings. This compares to $1.6 million for the first quarter of 1993.

Depreciation and amortization increased $.3 million or 3.2% in the first quarter of 1994 compared to the same 1993 period. The 1994 increase was the result of additional depreciation relating to 1993 capital expenditures.


Liquidity and Capital Resources

Net cash provided by operating activities (including changes in working capital) totalled $1.5 million for the three months ended March 31, 1994 compared to cash used in operating activities of $11.6 million for the three months ended March 31, 1993. The 1994 inflows consist of $19.4 million in cash provided by operations which were partially offset by cash outflows of $17.9 million related to working capital requirements resulting from increases in accounts receivable and increases in the value of crude oil and finished product inventories and prepaid operating expenses. These working capital outflows were partially offset by increases in crude oil and refined products payables and in accrued income and excise tax liabilities. In 1993, the outflows resulted primarily from increases in the value of crude oil and finished product inventories, prepaid operating expenses and recoverable income taxes; and a decrease in crude oil and refined products payable.

Net cash outflows from investment activities were $5.3 million for the first quarter of 1994 compared to a net outflow of $7.6 million for the same 1993 period. The 1994 amount consists principally of capital expenditures of $7.6 million (which includes $4.4 million relating to the refineries and $2.2 million relating to marketing). These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3 million. The 1993 activity relates primarily to $7.7 million of capital expenditures ($3.6 million relating to the marketing area and $3.3 million for refinery operations).

Net cash provided by financing activities was $.4 million for the three months ended March 31, 1994 compared to $2.3 million for the three months ended March 31, 1993. The 1994 cash inflows relate primarily to $.9 million in net proceeds received from the purchase money lien which was offset by net issuances of long-term notes receivable of $.7 million. The 1993 inflows are the result of proceeds from the termination of interest rate swap contracts.

Cash and cash equivalents at March 31, 1994 were $9.9 million higher than at March 31, 1993. This increase resulted primarily from cash provided by operating activities of $42 million for the period April 1, 1993 to March 31, 1994. Additionally, cash provided by financing activities aggregated $5.7 million which includes net proceeds from the
purchase money lien of $6.4 million   These cash inflows were partially
offset by cash used in investment activities of $37.7 million, which includes capital expenditures of $40.8 million and deferred turnaround costs of $4 million, net of $8.3 million of proceeds received from the sale of property plant and equipment.

The ratio of current assets to current liabilities at March 31, 1994 was 1.26:1 compared to 1.29:1 at March 31, 1993 and 1.29:1 at December 31, 1993. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.34:1 at March 31, 1994, 1.36:1 at March 31, 1993 and 1.36:1 at December 31, 1993.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.9 million as of March 31, 1994 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature.

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

During the years 1994 - 1996, the Company estimates environmental expenditures at the Houston and Tyler refineries, of at least $4.9 million and $16.8 million, respectively. Of these expenditures, it is anticipated that $3.5 million for Houston and $15.8 million for Tyler will be of a capital nature, while $1.4 million and $1 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental related expenditures (capital and non-capital) of at least $10.5 million are planned for 1994 and 1995, which includes $5.1 million previously accrued relating to site testings and inspections, site clean-up, and monitoring wells.

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, the Company had outstanding as of April 30, 1994, irrevocable standby letters of credit in the principal amount of $25.3 million for purposes in the ordinary course of business.

The $60 million outstanding under the Company's Note Purchase Agreement requires seven annual repayments of $8.6 million beginning in January 1995. The Company has various options available to either repay or refinance this debt including short-term borrowings, long-term borrowings, lease financing and structures such as the Purchase Money Lien.

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47,500,000 of its unsecured 10.42% Senior Notes to variable interest rates with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, interest rates are reset on various predetermined dates which range from May 1994 to March 1998. Due to recent increases in market interest rates, it is possible the Company's effective interest rate will increase from current levels.

At March 31, 1994, the Company was in compliance with all covenants and provisions of the Note Purchase and Credit Agreement. Meeting the covenants imposed by the Note Purchase and Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1994 are projected to approximate the 1993 expenditures of $44.9 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. Management anticipates funding these 1994 expenditures principally through funds from operations and existing available cash.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company's financial position.



Item 4 - Submission of Matters to a vote of Security Holders

  (a) Security holders voted upon a recommendation of the Board of Directors to approve the Long-Term Incentive Plan (Plan) for fiscal 1994. The Plan provides for awards of Performance Vested Restricted Stock (as defined) and non-qualified stock options to officers and key employees of the Company for the purchase of the Company's Class B Common Stock. The recommendation was approved by the security holders at the Annual Meeting of Security Holders held on April 28, 1994 by a vote of 3,710,246 shares in the affirmative against 340,913 shares in the negative with 46,888 abstentions and 435,157 broker non-votes.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibit:

        19 - Previously Unfiled Documents

        (a) Crown Central Petroleum Corporation Annual Incentive Plan as in effect for fiscal 1994.

        20 - Interim Report to Stockholders for the three months ended March 31, 1994


  (b)   Reports on Form 8-K:

        There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 31, 1994.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                 CROWN CENTRAL PETROLEUM CORPORATION



                 John E. Wheeler, Jr.
                 John E. Wheeler, Jr.,
                 Vice President - Treasurer and Controller, Chief
                 Accounting Officer and Duly Authorized Officer

Date:  May 11, 1994