Form 10-K/A
period 1993-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1994-06-24
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-K/A

AMENDMENT NO. 1


(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended  December 31, 1993
                                 OR
   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to  ____________

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

Registrant's telephone number, including area code:(410) 539-7400

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO __

The aggregate market value of the voting stock held by nonaffiliates as of January 31, 1994 was $112,731,000.

The number of shares outstanding at February 15, 1994 of the registrant's $5 par value Class A and Class B Common Stock was
4,817,392 shares and 5,015,206 shares, respectively.

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 is being filed by Crown Central Petroleum
Corporation in order to amend the following:

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a)(3) and (c) List of Exhibits

Exhibit
Number

  99     FORM 11-K


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                     CROWN CENTRAL PETROLEUM CORPORATION

                     John E. Wheeler, Jr.
                     John E. Wheeler, Jr.
                     Senior Vice President - Treasurer and
                     Controller, Chief Accounting Officer and Duly Authorized Officer

Date : June 24, 1994