Form 10-Q
period 1994-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1994-08-09
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                              FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1994
                                 OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________



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

The number of shares outstanding at July 31, 1994 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 4,984,806 shares, respectively.

        Crown Central Petroleum Corporation and Subsidiaries

                          Table of Contents


                                                               -PAGE-

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          June 30, 1994 and December 31, 1993                     3-4

          Consolidated Condensed Statements of Operations
          Three and six months ended June 30, 1994 and 1993         5

          Consolidated Condensed Statements of Cash Flows
          Six months ended June 30, 1994 and 1993                   6

          Notes to Unaudited Consolidated Condensed
          Financial Statements                                    7-8

Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9-12


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                        12

Item 6  - Exhibits and Reports on Form 8-K                         12

          Exhibit 20 -  Interim Report to Stockholders for the three and six months ended June 30, 1994


SIGNATURE                                                          12

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                           June 30     December 31
Assets                                                      1994           1993
                                                        -----------    -----------
                                                        (Unaudited)
Current Assets
  Cash and cash equivalents                                $ 43,354       $ 52,021
  Accounts receivable - net                                  99,474         91,413
  Recoverable income taxes                                    4,102
  Inventories                                               127,161         86,811
  Other current assets                                        3,702            762
                                                           --------       --------
      Total Current Assets                                  277,793        231,007

Investments and Deferred Charges                             35,299         42,908

Property, Plant and Equipment                               683,208        676,405
  Less allowance for depreciation                           303,323        294,142

                                                           --------       --------
    Net Property, Plant and Equipment                       379,885        382,263

                                                           --------       --------

                                                           $692,977       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                          June 30     December 31
Liabilities and Stockholders' Equity                       1994          1993
                                                        -----------   ------------
                                                        (Unaudited)
Current Liabilities
  Accounts payable:
    Crude oil and refined products                         $133,029       $104,166
    Other                                                    17,812         20,500
  Accrued liabilities                                        68,536         50,145
  Income taxes payable                                                       3,264
  Current portion of long-term debt                          10,017          1,094
                                                            -------        -------
      Total Current Liabilities                             229,394        179,169

Long-Term Debt                                               57,272         65,579

Deferred Income Taxes                                        77,548         81,217

Other Deferred Liabilities                                   31,715         31,860

Common Stockholders' Equity
  Common stock, Class A - par value $5 per share:
    Authorized 7,500,000 shares; issued and
    outstanding shares--4,817,392 in 1994 and 1993           24,087         24,087
  Common stock, Class B - par value $5 per share:
    Authorized 7,500,000 shares: issued and
    outstanding shares--4,978,906 in 1994
    and 5,015,206 in 1993                                    24,895         25,076
  Additional paid-in capital                                 91,020         91,870
  Retained earnings                                         158,694        157,320
  Unearned restricted stock                                  (1,648)
                                                           --------       --------
      Total Common Stockholders' Equity                     297,048        298,353

                                                           --------       --------

                                                           $692,977       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                                           -4-

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars, except per share amounts)
                                                       (Unaudited)
                                          Three Months Ended     Six Months Ended
                                                June 30              June 30
                                             1994      1993       1994       1993
                                           --------  --------   --------   --------
Revenues:
  Sales and operating revenues (including
     excise taxes of $104,563, $73,397,
      $198,119 and $138,286)               $453,423  $447,777   $847,009   $861,079
                                           --------  --------   --------   --------
Operating Costs and Expenses:
  Costs and operating expenses              434,144   413,978    777,559    800,657
  Selling and administrative expenses        19,125    23,445     41,185     46,030
  Depreciation and amortization              10,438    10,471     21,069     20,770
  Sales of property, plant and equipment        (22)     (248)      (345)      (277)
                                           --------  --------   --------   --------
                                            463,685   447,646    839,468    867,180
                                           --------  --------   --------   --------
Operating (Loss) Income                     (10,262)      131      7,541     (6,101)
Interest and other income                       476       166        869        219
Interest expense                             (1,946)   (1,936)    (3,857)    (3,620)
                                           --------  --------   --------   --------
(Loss) Income Before Income Taxes           (11,732)   (1,639)     4,553     (9,502)

Income Tax (Benefit) Expense                 (4,446)      627      3,179     (1,516)
                                           --------  --------   --------   --------
Net (Loss) Income                          $ (7,286) $ (2,266)  $  1,374   $ (7,986)
                                           ========  ========   ========   ========

Net (Loss) Income Per Share                $   (.74) $   (.23)  $    .14   $   (.81)
                                           ========  ========   ========   ========

See notes to unaudited consolidated condensed financial statements.

                                           -5-

                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)


                                                              (Unaudited)
                                                         Six Months Ended June 30
                                                            1994           1993
                                                          --------       --------
Net Cash Flows From Operating Activities
 Net cash from operations before
   changes in working capital                             $ 18,558       $ 13,147
 Net changes in working capital                            (14,151)       (20,267)
                                                          --------       --------

   Net Cash Provided by (Used in)
     Operating Activities                                    4,407         (7,120)
                                                          --------       --------



Cash Flows From Investment Activities
 Capital expenditures                                      (13,989)       (17,201)
 Proceeds from sale of property, plant
   and equipment                                             3,289          1,856
 Deferred turnaround maintenance and other                     284         (3,445)
                                                          --------       --------

   Net Cash (Used in) Investment Activities                (10,416)       (18,790)
                                                          --------       --------


Cash Flows From Financing Activities
 Net cash flows from long-term debt                            (76)          (122)
 Net proceeds from purchase money lien                         693
 Proceeds from interest rate swap terminations                              2,403
 Net cash flows from long-term
   notes receivable                                           (541)           (53)
Purchases of common stock                                   (2,734)
                                                          --------       --------

Net Cash (Used in) Provided by Financing Activities         (2,658)         2,228
                                                          --------       --------


Net (Decrease) in Cash and Cash Equivalents                $(8,667)      $(23,682)
                                                          ========       ========

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

June 30, 1994

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

At June 30, 1994, approximately 1.5 million barrels of crude oil and refined products, or approximately $30.9 million of inventory, were held in excess of anticipated year-end quantities and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three and six months ended June 30, 1994 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences, to which the federal statutory rate of 35%, state income taxes of approximately 4% and state franchise taxes have been applied. Certain state franchise taxes are calculated based on the Company's net assets and not as a percentage of income.

Statements of Cash Flows - Net changes in working capital items presented in the Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.

Reclassifications - Deferred gains from interest rate swap terminations for the six months ended June 30, 1993 have been reclassified on the Consolidated Condensed Statements of Cash Flows as a cash inflow from financing activities consistent with the presentation in the Consolidated Statements of Cash Flows in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993. These deferred gains had previously been reported as a cash inflow from operations in the Company's Form 10-Q for the period ended June 30, 1993. This reclassification had no effect on the net decrease in cash and cash equivalents for the six months ended June 30, 1993.

Note B - Inventories

Inventories consist of the following:
                                             June 30   December 31
                                              1994        1993
                                           ----------  -----------
                                            (thousands of dollars)
Crude oil                                    $ 63,175     $ 38,989
Refined products                               87,315       60,519
                                             --------     --------
Total inventories at FIFO
  (approximates current cost)                 150,490       99,508
LIFO allowance                                (36,374)     (25,828)
                                             --------     --------
  Total crude oil and refined products        114,116       73,680
                                             --------     --------

Merchandise inventory at FIFO
  (approximates current cost)                   7,570        7,200
LIFO allowance                                 (2,387)      (2,387)
                                             --------     --------
  Total merchandise                             5,183        4,813
                                             --------     --------

Materials and supplies inventory at FIFO        7,862        8,318
                                             --------     --------
  Total Inventory                            $127,161     $ 86,811
                                             ========     ========

Note C - Long-term Debt and Credit Arrangements

As of June 30, 1994, the Company has entered into interest rate swap agreements with maturities ranging from 1996 to 1998, to effectively convert $47,500,000 of its unsecured 10.42% Senior Notes (Notes) to variable interest rates. During 1993, the Company terminated certain other interest rate swap agreements associated with its 10.42% Notes resulting in deferred gains of $1.6 million at June 30 1994, which will be recognized as a reduction of interest expense over the remaining swap periods which range from 1996 to 1997. As a result of its interest rate swap program, the Company's overall effective interest rate on the Notes for the six months ended June 30, 1994 was reduced from 10.5% to 8.7% per annum.


Note D - Long-Term Incentive Plan

At the Annual Meeting held April 24, 1994, stockholders approved the 1994 Long-Term Incentive Plan (Plan). Under the Plan, the Company may distribute to selected employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan over a five year period. During the second quarter of 1994, the Company acquired 135,000 shares of Class B Common Stock at a cost of $2,734,000 which could be required for use in connection with the awards of stock and options under the Plan during the first year. The balance sheet caption "Unearned restricted stock" is charged for the market value of restricted shares issued, and is shown as a reduction of stockholders' equity.

Note E - Calculation of Net Income (Loss) Per Common Share

Net (loss) income per common share for the three and six months ended June 30, 1994 is based upon the number of common shares outstanding of 9,796,298. Net (loss) per common share for the three and six months ended June 30, 1993 is based upon the number of common shares outstanding of 9,832,598.

Note F - Commitments and Contingencies

There have been no material changes in the status of contingencies as discussed in Note G of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $5.6 million or 1.3% in the second quarter of 1994 and decreased $14.1 million or 1.6% for the six months ended June 30, 1994 from the comparable periods in 1993. The Company's Sales and operating revenues include all Federal and State Excise Taxes. These taxes totalled $104.6 million and $73.4 million for the three months ended June 30, 1994 and 1993, respectively; and $198.1 million and $138.3 million for the six months ended June 30, 1994 and 1993, respectively. The second quarter increase was primarily attributable to the increase in excise taxes and a 6.8% increase in petroleum product sales volumes. These increases were partially offset by a 12.8% decrease in the average sales price per gallon of petroleum products. The year to date decrease was a result primarily of a 13.6% decrease in the average sales price per gallon of petroleum products which was partially offset by the increase in excise taxes and a 3.8% increase in petroleum products sales volumes.

Costs and operating expenses increased $20.2 million or 4.9% in the second quarter of 1994 compared to the second quarter in 1993. The increase was due to the increase in excise taxes and petroleum product sales volumes as previously mentioned. These increases were partially offset by a 13% decrease in the average cost per barrel consumed of crude oil and feedstocks. Costs and operating expenses decreased $23.1 million or 2.9% for the six months ended June 30, 1994 compared to the same period in 1993. This decrease was due to a 19.2% decrease in the average cost per barrel consumed of crude oil and feedstocks which was partially offset by increases in excise taxes and sales volume increases as previously discussed. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.47 per barrel ($6.5 million) for the three months ended June 30, 1994, while increasing the gross margin $.17 per barrel ($2.4 million) for the three months ended June 30, 1993. The use of the LIFO method decreased the Company's gross margin $.38 per barrel ($10.5 million) and $.05 per barrel ($1.5 million) for the six months ended June 30, 1994 and 1993, respectively.

Total refinery throughput averaged 151,000 barrels per day (bpd) for the second quarter of 1994 compared to 155,000 bpd for the second quarter of 1993. Total refinery throughput averaged 155,000 bpd for the six months ended June 30, 1994 compared to 153,000 bpd for the same period in 1993. Yields of gasoline and distillates were 89,000 bpd (58.7%) and 49,000 bpd (32.5%), respectively, in the second quarter of 1994 and 89,000 bpd (57.4%) and 50,000 bpd (32.2%), respectively, for the second quarter of 1993. Yields of gasoline and distillates were 89,000 bpd (57.3%) and 52,000 bpd (33.3%), respectively, for year to date 1994 and 86,000 bpd (56.1%) and 49,000 bpd (32.1%), respectively, for the year to date 1993.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased $4.3 million or 18.4% for the three months ended June 30, 1994 and $4.8 million or 10.5% year to date 1994 as compared to the same periods in 1993. The decreases are principally due to decreased costs associated with the sale or closing throughout 1993 of retail marketing outlets which were either not profitable or did not fit with the Company's strategic direction, and reductions related to the Company's administrative functions. As of June 30, 1994, the Company operated 250 retail gasoline facilities and 106 convenience stores compared to 256 retail gasoline facilities and 159 convenience stores at June 30, 1993.

In the three and six months ended June 30, 1994, operating costs and expenses included $1 million and $1.9 million, respectively, related to environmental matters and retail outlet closings. This compares to $2 million and $3.6 million for the same periods of 1993.

Liquidity and Capital Resources

Net cash provided by operating activities (including changes in working capital) totaled $4.4 million for the six months ended June 30, 1994 compared to cash used in operating activities of $7.1 million for the six months ended June 30, 1993. The 1994 inflows consist of $18.6 million in cash provided by operations which were partially offset by cash outflows of $14.2 million related to working capital requirements resulting from increases in the value and volume of crude oil and finished product inventories, receivables and prepaid operating expenses. These working capital outflows were partially offset by increases in inventory payables and in accrued excise tax liabilities. In 1993, outflows consisted of $20.3 million related to working capital requirements resulting from increases in the value and volume of crude oil and finished product inventories and a decrease in inventory payables. These working capital outflows were partially offset by decreases in accounts receivable and increases in accrued excise tax liabilities.

Net cash outflows from investment activities were $10.4 million for the six months ended June 30, 1994 compared to a net outflow of $18.8 million for the same 1993 period. The 1994 activity relates primarily to $14 million of capital expenditures (which includes $8.2 million for refinery operations and $4.2 million related to the marketing area). These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.3 million. The 1993 amount consists principally of capital expenditures of $17.2 million ( $8.4 million relating to marketing and $7.9 million relating to the refineries) and $2.6 million in Tyler Refinery deferred turnaround charges.

Net cash used in financing activities was $2.7 million for the six months ended June 30, 1994 compared to cash provided by financing activities of $2.2 million for the six months ended June 30, 1993. The 1994 cash outflows relate primarily to the acquisition of 135,000 shares of Class B Common Stock for use in connection with the awards of stock and options under the 1994 Long-Term Incentive Plan, as disclosed in Note D of Notes to Unaudited Consolidated Condensed Financial Statements. The 1993 inflows are the result of proceeds from the termination of interest rate swap contracts.

Cash and cash equivalents at June 30, 1994 were $11.5 million higher than at June 30, 1993. This increase resulted from cash provided by operating activities of $40.4 million for the twelve month period ended June 30, 1994, and net proceeds received from the purchase money lien of $6.2 million. These cash inflows were partially offset by cash used in investment activities of $31.7 million for the period July 1, 1993 to June 30, 1994, which includes capital expenditures of $37.6 million and deferred turnaround costs of $1.7 million net of $6.9 million of proceeds received from the sale of property plant and equipment. Additionally, cash used in financing activities includes the acquisition of shares of Class B Common Stock as previously discussed.

The ratio of current assets to current liabilities was 1.21:1 at June 30, 1994 and 1993, compared to 1.29:1 at December 31, 1993. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.30:1 at June 30, 1994, 1.35:1 at June 30, 1993 and 1.36:1 at December 31, 1993.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.5 million as of June 30, 1994 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature.

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

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, the Company had outstanding as of July 31, 1994, irrevocable standby letters of credit in the principal amount of $18.8 million for purposes in the ordinary course of business. During the second quarter of 1994, the Company obtained an additional uncommitted line of credit with a major financial institution, for up to $20 million in standby letters of credit, primarily for the purchase of crude oil. This facility has not been used as of July 31, 1994.

The $60 million outstanding under the Company's unsecured 10.42% Senior Notes dated as of January 3,1991, as amended (Notes) requires seven annual repayments of $8.6 million beginning in January 1995. The Company has various options available to either repay or refinance this debt including short-term borrowings, long-term borrowings, lease financing and structures such as the Purchase Money Lien.

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47,500,000 of its Notes to variable interest rates with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, interest rates are reset on various predetermined dates which range from August 1994 to March 1998. Due to recent increases in market interest rates, it is possible the Company's effective interest rate will increase from current levels.

The Notes and Credit Agreement limit the payment of cash dividends on common stocks and require the maintenance of various covenants including, but not limited to, minimum working capital, a maximum fixed charge coverage ratio, and minimum consolidated tangible net worth of $285 million, all as defined. At June 30, 1994, the Company was in compliance with all covenants and provisions of the Notes and Credit Agreement. Meeting the covenants imposed by the Notes and Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1994 are projected to approximate the 1993 expenditures of $44.9 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and company-wide environmental requirements. Management anticipates funding these 1994 expenditures principally through funds from operations, existing available cash and has alternative financing options as previously discussed.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The solid waste violations that were alleged as a result of Texas Water Commission inspections in 1991, 1992 and 1993 at the Company's Pasadena Refinery have been settled. There have been no other material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company's financial position.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibit:

        20 - Interim Report to Stockholders for the three and six months ended June 30, 1994


  (b)   Reports on Form 8-K:

        There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended June 30, 1994.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                 CROWN CENTRAL PETROLEUM CORPORATION

                 John E. Wheeler, Jr.
                 John E. Wheeler, Jr.,
                 Senior Vice President - Treasurer and Controller, Chief Accounting Officer and Duly Authorized Officer

Date:  August 9, 1994