Form 10-Q
period 1994-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1994-11-10
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                              FORM 10-Q

(Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1994
                                 OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ___________



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

The number of shares outstanding at October 31, 1994 of the Registrant's $5 par value Class A and Class B Common Stock was
4,817,392 shares and 4,984,806 shares, respectively.

        Crown Central Petroleum Corporation and Subsidiaries

                          Table of Contents


                                                               -PAGE-

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          September 30, 1994 and December 31, 1993                3-4

          Consolidated Condensed Statements of Operations
          Three and nine months ended September 30, 1994 and 1993   5

          Consolidated Condensed Statements of Cash Flows
          Nine months ended September 30, 1994 and 1993             6

          Notes to Unaudited Consolidated Condensed
          Financial Statements                                   7-10

Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   10-14


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                        15

Item 6  - Exhibits and Reports on Form 8-K                         15

          Exhibit 4(a) - Amendment effective as of September 30, 1994 to the Credit Agreement dated as of May 10, 1993.

          Exhibit 4(b) - Amendment effective as of September 30, 1994 to the Note Purchase Agreement dated January 3, 1991.

          Exhibit 20 -  Interim Report to Stockholders for the three and nine months ended September 30, 1994

          Exhibit 27 -  Financial Data Schedule

          Exhibit 99 -  Agreement between Jack Africk, Director and
                        Crown Central Petroleum Corporation dated
                        October 28, 1993.

SIGNATURE                                                          16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                       September 30    December 31
Assets                                                      1994           1993
                                                        -----------    -----------
                                                        (Unaudited)
Current Assets
  Cash and cash equivalents                                $ 21,165       $ 52,021
  Accounts receivable - net                                  81,670         91,413
  Recoverable income taxes                                   14,996
  Inventories                                                90,440         86,811
  Other current assets                                        3,412            762
                                                           --------       --------
      Total Current Assets                                  211,683        231,007

Investments and Deferred Charges                             29,766         42,908

Property, Plant and Equipment                               689,427        676,405
  Less allowance for depreciation                           326,632        294,142

                                                           --------       --------
    Net Property, Plant and Equipment                       362,795        382,263

                                                           --------       --------

                                                           $604,244       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)

                                                       September 30   December 31
Liabilities and Stockholders' Equity                       1994          1993
                                                        -----------   ------------
                                                        (Unaudited)
Current Liabilities
  Accounts payable:
    Crude oil and refined products                         $ 97,879       $104,166
    Other                                                    16,604         20,500
  Accrued liabilities                                        46,787         50,145
  Income taxes payable                                                       3,264
  Current portion of long-term debt                          10,053          1,094
                                                            -------        -------
      Total Current Liabilities                             171,323        179,169

Long-Term Debt                                               56,955         65,579

Deferred Income Taxes                                        73,960         81,217

Other Deferred Liabilities                                   31,621         31,860

Common Stockholders' Equity
  Common stock, Class A - par value $5 per share:
    Authorized 7,500,000 shares; issued and
    outstanding shares--4,817,392 in 1994 and 1993           24,087         24,087
  Common stock, Class B - par value $5 per share:
    Authorized 7,500,000 shares: issued and
    outstanding shares--4,984,806 in 1994
    and 5,015,206 in 1993                                    24,924         25,076
  Additional paid-in capital                                 91,014         91,870
  Retained earnings                                         132,086        157,320
  Unearned restricted stock                                  (1,726)
                                                           --------       --------
      Total Common Stockholders' Equity                     270,385        298,353

                                                           --------       --------

                                                           $604,244       $656,178
                                                           ========       ========

See notes to unaudited consolidated condensed financial statements.

                                           -4-

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars, except per share amounts)
                                                       (Unaudited)
                                          Three Months Ended    Nine Months Ended
                                              September 30          September 30
                                             1994      1993       1994       1993
                                           --------  --------   --------   --------
Revenues:
  Sales and operating revenues (including
     excise taxes of $97,012, $69,003,
      $295,131 and $207,289)               $468,275  $455,691 $1,315,284 $1,316,770
                                           --------  -------- ---------- ----------
Operating Costs and Expenses:
  Costs and operating expenses              456,997   421,714  1,234,556  1,222,371
  Selling and administrative expenses        21,379    23,693     62,564     69,723
  Depreciation and amortization              12,665    10,537     33,734     31,307
  Sales and abandonments
     of property, plant and equipment        16,899       169     16,554       (108)
                                           --------  -------- ---------- ----------
                                            507,940   456,113  1,347,408  1,323,293
                                           --------  -------- ---------- ----------
Operating (Loss)                            (39,665)     (422)   (32,124)    (6,523)
Interest and other income                       283       179      1,152        398
Interest expense                             (1,979)   (1,894)    (5,836)    (5,514)
                                           --------  -------- ---------- ----------
(Loss) Before Income Taxes                  (41,361)   (2,137)   (36,808)   (11,639)

Income Tax (Benefit) Expense                (14,753)    1,119    (11,574)      (397)
                                           --------  -------- ---------- ----------
Net (Loss)                                 $(26,608) $ (3,256)$  (25,234)$  (11,242)
                                           ========  ======== ========== ==========

Net (Loss) Per Share                       $  (2.71) $   (.33)  $  (2.57)  $  (1.14)
                                           ========  ========   ========   ========

See notes to unaudited consolidated condensed financial statements.

                                           -5-

                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Crown Central Petroleum Corporation and Subsidiaries
                                 (Thousands of dollars)


                                                              (Unaudited)
                                                   Nine Months Ended September 30
                                                            1994           1993
                                                          --------       --------
Net Cash Flows From Operating Activities
 Net cash from operations before
   changes in working capital                             $ 17,888       $ 20,060
 Net changes in working capital                            (28,337)       (10,713)
                                                          --------       --------

   Net Cash (Used in) Provided by
     Operating Activities                                  (10,449)         9,347
                                                          --------       --------



Cash Flows From Investment Activities
 Capital expenditures                                      (21,121)       (29,797)
 Proceeds from sale of property, plant
   and equipment                                             3,369          2,782
 Deferred turnaround maintenance and other                    (103)        (3,522)
                                                          --------       --------

   Net Cash (Used in) Investment Activities                (17,855)       (30,537)
                                                          --------       --------


Cash Flows From Financing Activities
 Net cash flows from long-term debt                           (101)          (255)
 Net proceeds from purchase money lien                         437
 Proceeds from interest rate swap terminations                              2,403
 Net cash flows from long-term
   notes receivable                                           (154)           (53)
 Purchases of Class B Common Stock                          (2,734)
                                                          --------       --------

Net Cash (Used in) Provided by Financing Activities         (2,552)         2,095
                                                          --------       --------


Net (Decrease) in Cash and Cash Equivalents               $(30,856)      $(19,095)
                                                          ========       ========

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

September 30, 1994

Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

At September 30, 1994, approximately .4 million barrels of crude oil and refined products, or approximately $7.5 million of inventory, were held in excess of anticipated quantities and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Environmental Costs - The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active, operated refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated marketing facilities and costs of environmental matters related to ongoing refinery, terminal and marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three and nine months ended September 30, 1994 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences, to which the federal statutory rate of 35%, state income taxes of approximately 4% and state franchise taxes have been applied. Certain state franchise taxes are calculated based on the Company's net assets and not as a percentage of income.

Derivative Financial Instruments - The Company periodically enters into interest rate swap agreements to effectively manage the cost of borrowings. All interest rate swaps are only subject to market risk as interest rates fluctuate. Unrealized gains and losses on outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the remaining term of the original swap agreement. Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

Other derivative financial instruments are used to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These derivative financial instruments generally allow for settlement at the end of their term in either cash or product.

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses represent the difference between the market price of refined products and the price of the derivative financial instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in inventory and other current assets and liabilities to the extent that the associated refined products have not been sold. A hedging strategy position generating an overall net unrealized loss is recognized in costs and operating expenses.

Statements of Cash Flows - Net changes in working capital items presented in the Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.

Reclassifications - Deferred gains from interest rate swap terminations for the nine months ended September 30, 1993 have been reclassified on the Consolidated Condensed Statements of Cash Flows as a cash inflow from financing activities consistent with the presentation in the Consolidated Statements of Cash Flows in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993. These deferred gains had previously been reported as a cash inflow from operations in the Company's Form 10-Q for the period ended September 30, 1993. This reclassification had no effect on the net decrease in cash and cash equivalents for the nine months ended September 30, 1993.

Note B - Inventories

Inventories consist of the following:
                                         September 30  December 31
                                              1994        1993
                                           ----------  -----------
                                            (thousands of dollars)
Crude oil                                    $ 47,859     $ 38,989
Refined products                               73,152       60,519
                                             --------     --------
Total inventories at FIFO
  (approximates current cost)                 121,011       99,508
LIFO allowance                                (43,756)     (25,828)
                                             --------     --------
  Total crude oil and refined products         77,255       73,680
                                             --------     --------

Merchandise inventory at FIFO
  (approximates current cost)                   7,662        7,200
LIFO allowance                                 (2,387)      (2,387)
                                             --------     --------
  Total merchandise                             5,275        4,813
                                             --------     --------

Materials and supplies inventory at FIFO        7,910        8,318
                                             --------     --------
  Total Inventory                            $ 90,440     $ 86,811
                                             ========     ========

Note C - Long-term Debt and Credit Arrangements

As of September 30, 1994, the Company has entered into interest rate swap agreements with various financial institutions to effectively convert $47,500,000 of its fixed rate debt to variable interest rate debt for remaining periods ranging from 1996 to 1998. According to the terms of these swap agreements, interest rates are reset on various predetermined dates which range from November, 1994 to March, 1998.
The termination of existing interest rate swap agreements as of September 30, 1994 would result in a loss of approximately $2 million. During 1993, the Company terminated certain other interest rate swap agreements resulting in deferred gains of $1.4 million at September 30 1994, which will be recognized as a reduction of interest expense over the remaining portion of the original swap periods which range from 1996 to 1997.

Effective as of September 30, 1994, the Company executed amendments to the Credit Agreement dated as of May 10, 1993 and the Note Purchase Agreement dated January 3, 1991. These amendments, which are included as Exhibits 4(a) and 4(b) of this filing, establish new financial covenants which became necessary due to decreased refining margins in 1994, and the write-down of the refinery equipment as discussed in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

At September 30, 1994, the Company was in compliance with all amended covenants and provisions of the Credit and Note Purchase Agreements. Meeting the covenants imposed by the Credit and Note Purchase Agreements is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit and Note Purchase Agreements over the next twelve months.

Note D - Other Derivative Financial Instruments

The net deferred loss from hedging strategies at September 30, 1994 was $.2 million. Included in these hedging strategies are contracts maturing through January 1995. The Company is exposed to credit risk to the extent of counterparty nonperformance on forward contracts. Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers nonperformance credit risk to be remote.

Note E - Long-Term Incentive Plan

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

Note F - Calculation of Net (Loss) Per Common Share

Net (loss) per common share for the three and nine months ended
September 30, 1994 is based upon the number of common shares outstanding of 9,802,198. Net (loss) per common share for the three and nine months ended September 30, 1993 is based upon the number of common shares outstanding of 9,832,598.

Note G - Litigation and Contingencies

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.3 million as of September 30, 1994 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statements of operations for the nine months ended September 30, 1994 and 1993 were costs related to environmental remediation in the amount of $2.4 million and $3.5 million, respectively.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company's consolidated financial position, cash flow or liquidity.

As disclosed in Note G of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Note G), the Company's federal income tax returns for the years 1988 and 1989 are currently being examined by the Internal Revenue Service. In conjunction with this examination, certain Notices of Proposed Adjustments have been received recently. The Company is currently evaluating these matters, but at this time, does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company. There have been no other material changes in the status of contingencies as discussed in Note G.

Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $12.6 million or 2.8% in the third quarter of 1994 and decreased $1.5 million or .1% for the nine months ended September 30, 1994 from the comparable periods in 1993. The Company's Sales and operating revenues include all Federal and State Excise Taxes and other similar taxes. These taxes totalled $97 million and $69 million for the three months ended September 30, 1994 and 1993, respectively; and $295.1 million and $207.3 million for the nine months ended September 30, 1994 and 1993, respectively. The third quarter increase in Sales and operating revenues was primarily attributable to the increase in excise taxes and a 1.8% increase in the average sales price per gallon of petroleum products. Due to deteriorating gross margins which occurred during the third quarter of 1994, the Company reduced operating runs which resulted in a 7.4% decrease in petroleum product sales volumes. The year to date decrease was a result primarily of an 8.5% decrease in the average sales price per gallon of petroleum products and a .3% decrease in petroleum products sales volumes which were partially offset by the increase in excise taxes.

Costs and operating expenses increased $35.3 million or 8.4% in the third quarter of 1994 compared to the third quarter in 1993. The increase was due to the increase in excise taxes and a 7.7% increase in the average cost per barrel consumed of crude oil and feedstocks.
These increases were partially offset by the sales volume decreases as previously discussed. Costs and operating expenses increased $12.2 million or 1.0% for the nine months ended September 30, 1994 compared to the same period in 1993. This increase was due to excise tax increases as previously discussed which were partially offset by a 10.8% decrease in the average cost per barrel consumed of crude oil and feedstocks. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.54 per barrel ($7.4 million) for the three months ended September 30, 1994, while increasing the gross margin $.11 per barrel ($1.6 million) for the three months ended September 30, 1993. The use of the LIFO method decreased the Company's gross margin $.43 per barrel ($17.9 million) for the nine months ended September 30, 1994. The use of the LIFO method did not have a significant effect on the Company's gross margin for the nine months ended September 30, 1993.

Due to the Company's planned reduction in operating runs, total refinery throughput averaged 149,500 barrels per day (bpd) for the third quarter of 1994 compared to 165,600 bpd for the third quarter of 1993. Total refinery throughput averaged 155,000 bpd for the nine months ended September 30, 1994 compared to 159,300 bpd for the same period in 1993. Yields of gasoline and distillates were 87,100 bpd (58.3%) and 48,900 bpd (32.7%), respectively, in the third quarter of 1994 and 90,700 bpd (54.8%) and 54,300 bpd (32.8%), respectively, for the third quarter of 1993. Yields of gasoline and distillates were 88,100 bpd (56.8%) and 50,600 bpd (32.6%), respectively, for year to date 1994 and 87,600 bpd (55.0%) and 50,900 bpd (31.9%), respectively, for the year to date 1993.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased $2.3 million or 9.8% for the three months ended September 30, 1994 and $7.2 million or 10.3% for year to date 1994 as compared to the same periods in 1993. The decreases are principally due to decreased costs associated with the sale or closing throughout 1993 of retail marketing outlets which were either not profitable or did not fit with the Company's strategic direction, and cost reductions related to the Company's administrative functions. As of September 30, 1994, the Company operated 250 retail gasoline facilities and 106 convenience stores (105 of which contain gasoline) compared to 245 retail gasoline facilities and 148 convenience stores at September 30, 1993.

Depreciation and amortization increased $2.1 million or 20.2% for the three months ended September 30, 1994 and $2.4 million or 7.8% for year to date 1994 compared to the same periods in 1993. These increases were due primarily to accelerated deferred turnaround amortization related to the Pasadena Refinery fluid catalytic cracking (FCC) unit.
A maintenance turnaround of the FCC unit which was previously scheduled for the first quarter of 1995 began in October 1994. The turnaround is expected to be completed in the fourth quarter 1994. While the FCC and certain related units will be out of service for a significant portion of the fourth quarter, the remainder of the Pasadena Refinery will operate and is expected to average approximately 70,000 bpd of throughput (70% of rated crude capacity) during the turnaround period.

As was discussed in the Company's 1993 Form 10-K, since 1991, the Company had incurred expenditures of approximately $21 million in connection with engineering and equipment acquisition which would enable the Pasadena Refinery to manufacture low sulphur distillate.
Low sulphur distillate requirements were enacted effective October 1993. As of December 31, 1993, this project had been temporarily halted while the Company further studied the market economics of high sulphur versus low sulphur distillate during a complete business cycle. Management estimates that additional expenditures in the range of approximately $50 million to approximately $80 million would be required to complete this project. Following an evaluation of current and projected margins based on available supply and forecasted demand for low sulphur distillate after one full business cycle in September, 1994, management abandoned its plans to construct a hydrodesulphurization unit at its Pasadena Refinery. Accordingly, losses from sales and abandonments of property, plant, and equipment in the third quarter of 1994 reflect a write-down of the capitalized project expenditures of $16.8 million to an estimated net realizable salvage value of $4 million. The Pasadena Refinery will continue to manufacture high sulphur distillates which are readily saleable in the Company's market areas.

In the three months ended September 30, 1994, operating costs and expenses included $.7 million and $.9 million, respectively, related to environmental matters and retail outlet closings. This compares to $1 million and $.7 million for the same period of 1993. For the nine month periods ended September 30, 1994 and 1993, costs and operating expenses included $1.8 million and $3.4 million, respectively, for environmental matters and $1.7 million and $1.8 million, respectively, for retail outlet closings.


Liquidity and Capital Resources

Net cash used in operating activities (including changes in working capital) totaled $10.4 million for the nine months ended September 30, 1994 compared to cash provided by operating activities of $9.3 million for the nine months ended September 30, 1993. The 1994 outflows consist of $28.3 million related to working capital requirements resulting from increases in the value and volume of crude oil and finished product inventories, receivables and prepaid operating expenses and to decreases in inventory payables and in accrued excise tax liabilities. These outflows were partially offset by $17.9 million of cash provided from operations before working capital. The 1993 amount consists of cash provided from operations before working capital of $20 million, and cash outflows of $10.7 million relating to working capital, resulting primarily from decreases in crude oil and refined products payable and increases in the value of crude oil and finished product inventories, which were partially offset by net decreases in accounts receivable.

Net cash outflows from investment activities were $17.9 million for the nine months ended September 30, 1994 compared to a net outflow of $30.5 million for the same 1993 period. The 1994 activity relates primarily to $21.1 million of capital expenditures (which includes $11.8 million for refinery operations and $6.9 million related to the marketing area). These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.4 million. The 1993 amount consists principally of capital expenditures of $29.8 million ( $15.3 million relating to marketing and $14 million relating to the refineries) and $2.6 million in Tyler Refinery deferred turnaround charges.

Net cash used in financing activities was $2.6 million for the nine months ended September 30, 1994 compared to cash provided by financing activities of $2.1 million for the nine months ended September 30, 1993. The 1994 cash outflows relate primarily to the acquisition of 135,000 shares of Class B Common Stock for use in connection with the awards of stock and options under the 1994 Long-Term Incentive Plan, as disclosed in Note E of Notes to Unaudited Consolidated Condensed Financial Statements. The 1993 inflows are the result of proceeds from the termination of interest rate swap contracts.

Cash and cash equivalents at September 30, 1994 of $21.2 million was $30.9 million lower than at December 31, 1993. This decrease resulted from cash used in investment activities of $17.9 million for the nine month period ended September 30, 1994, which consists of capital expenditures of $21.1 million and deferred turnaround expenditures of $.6 million net of proceeds from sales of property, plant and equipment of $6.1 million. Additionally, cash outflows included $2.7 million for the acquisition of shares of Class B Common Stock as previously discussed. Partially offsetting these cash outflows was cash provided from operations before working capital of $17.9 million and net proceeds received from the purchase money lien of $.5 million.

The ratio of current assets to current liabilities was 1.24:1 and 1.20:1 at September 30, 1994 and 1993, respectively, compared to 1.29:1 at December 31, 1993. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.36:1 at September 30, 1994, 1.34:1 at September 30, 1993 and 1.36:1 at December 31, 1993.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.3 million as of September 30, 1994 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.3 million includes accruals for issues extending past 1996.

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

During the years 1994 - 1996, the Company estimates environmental related expenditures at the Houston and Tyler refineries of at least $4.9 million and $16.8 million, respectively. Of these expenditures, it is anticipated that $3.5 million for Houston and $15.8 million for Tyler will be of a capital nature, while $1.4 million and $1 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental related expenditures (capital and non-capital) of at least $10.5 million are planned for 1994 and 1995, which includes $5.1 million previously accrued relating to site testings and inspections, site clean-up, and monitoring wells.

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, as amended, the Company had outstanding as of September 30, 1994, irrevocable standby letters of credit in the principal amount of $18.8 million for purposes in the ordinary course of business. During the second quarter of 1994, the Company obtained an additional uncommitted line of credit with a major financial institution, for up to $20 million in standby letters of credit, primarily for the purchase of crude oil. Under this agreement, the Company had outstanding as of September 30, 1994, an irrevocable standby letter of credit in the principal amount of $7.2 million.

The $60 million outstanding under the Company's unsecured 10.42% Senior Notes dated as of January 3,1991, as amended (Notes) requires seven annual repayments of $8.6 million beginning in January 1995. The Company has various options available to either refinance this debt or incur additional debt including short-term borrowings, long-term borrowings, lease financing and structures such as the Purchase Money Lien.

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47,500,000 of its fixed rate debt to variable interest rates for periods ranging from 1996 to 1998. According to the terms of these swap agreements, interest rates are reset on various predetermined dates which range from November 1994 to March 1998. Due to recent increases in market interest rates, it is possible the Company's effective interest rate will increase from current levels.

Also as discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, effective September 30, 1994, the Company executed amendments to the Credit Agreement dated as of May 10, 1993 and the Note Purchase Agreement dated January 3, 1991. These amendments, which are included as Exhibits 4(a) and 4(b) of this filing, establish new financial covenants which became necessary due to decreased refining margins in 1994 and the write-down of refinery equipment as previously discussed. The Credit and Note Purchase Agreements, as amended, limit the payment of cash dividends on common stocks and require the maintenance of various covenants (all as defined) including, but not limited to, minimum working capital of $30 million to March 30, 1995 and $50 million thereafter, and minimum consolidated tangible net worth of $250 million, and, effective for the four quarter period ending June 30, 1995, a fixed charge coverage ratio. At September 30, 1994, the Company was in compliance with all amended covenants and provisions of the Credit and Note Purchase Agreements. Meeting the covenants imposed by the Credit and Note Purchase Agreements is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit and Note Purchase Agreements over the next twelve months.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1994 are projected to approximate the 1993 expenditures of $44.9 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and company-wide environmental requirements. The estimated expenditures for 1994 include approximately $17.4 million expected during the fourth quarter relating to the Pasadena turnaround and associated capital expenditures. Management anticipates funding these 1994 expenditures principally through funds from operations, existing available cash and has alternative financing options as previously discussed.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Annual Report on Form 10-K for the fiscal year ended December 31, 1993 described a number of pending enforcement matters involving the Pasadena refinery. As previously reported in the Company's Form 10-Q for the quarter ended June 30, 1994, the alleged solid waste violations have been settled. During the third quarter, all open enforcement actions then pending involving alleged violations of air regulations at the Pasadena refinery, including charges filed by the United States Environmental Protection Agency and by the Harris County Pollution Control Board, were combined into one proceeding before the Texas Natural Resource Conservation Commission (TNRCC). The Company and the TNRCC staff have recently reached an agreement in principal to settle all of the alleged violations. Under the proposed agreement, which is subject to Commission approval, the Company will implement various corrective measures and improved record keeping procedures and will pay administrative penalties of $110,000. Recently, TNRCC has issued a Notice of Violation (NOV) with respect to certain alleged violations at the No. 3 Reformer unit which the Company had self-reported earlier in the year. The Company and the staff of TNRCC are currently working to resolve the issues raised by this NOV.

Many of the Company's facilities are involved in environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 10 and 14 of this report. These enforcement actions and remedial activities including all open enforcement matters involving the Pasadena refinery described above, in the opinion of management, are not expected to have a material adverse effect on the financial position of the Company.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company's financial position.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibit:

        4(a) - Amendment effective as of September 30, 1994 to the Credit Agreement dated as of May 10, 1993.

        4(b) - Amendment effective as of September 30, 1994 to the Note Purchase Agreement dated January 3, 1991.

        20 - Interim Report to Stockholders for the three and nine months ended September 30, 1994

        27 -  Financial Data Schedule

        99 - Agreement between Jack Africk, Director and Crown Central Petroleum Corporation dated October 28, 1993.

  (b)   Reports on Form 8-K:

        There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended September 30, 1994.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                 CROWN CENTRAL PETROLEUM CORPORATION

                 John E. Wheeler, Jr.
                 John E. Wheeler, Jr.,
                 Senior Vice President - Treasurer and Controller, Chief Accounting Officer and Duly Authorized Officer

Date:  November 10, 1994