Form 10-Q/A
period 1994-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-01-13
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

                             FORM 10-Q/A

                           Amendment No. 1

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

                          Table of Contents


                                                               -PAGE-

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets
          September 30, 1994 and December 31, 1993                3-4

          Consolidated Condensed Statements of Operations
          Three and nine months ended September 30, 1994 and 1993   5

          Consolidated Condensed Statements of Cash Flows
          Nine months ended September 30, 1994 and 1993             6

          Notes to Unaudited Consolidated Condensed
          Financial Statements                                   7-11
Item 2  - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                   11-14


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                        15

Item 6  - Exhibits and Reports on Form 8-K                         15

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

Estimated closure and post-closure costs for active, operated refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated marketing facilities and costs of environmental matters related to ongoing refinery, terminal and marketing operations are recognized as described above. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

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

Financial Instruments and Hedging Activities - The Company periodically enters into interest rate swap agreements to effectively manage the cost of borrowings. All interest rate swaps are only subject to market risk as interest rates fluctuate. For interest rate swaps designated to the Company's long-term debt and accounted for as a hedge, the net amounts payable or receivable from periodic settlements under outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the remaining term of the original swap agreement. Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

Other instruments are used to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These financial instruments generally allow for settlement at the end of their term in either cash or product.

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses represent the difference between the market price of refined products and the price of the instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in inventory and other current assets and liabilities to the extent that the associated refined products have not been sold. A hedging strategy position generating an overall net unrealized loss is recognized in costs and operating expenses. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can limit the Company's ability to participate in an improvement in related product profit margins.

The Company is exposed to credit risk in the event of non-performance by counterparties on interest rate swaps, and futures, forwards and exchange traded options for crude and finished products, but the Company does not anticipate non-performance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.

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
                                             ========     ========

Note C - Long-term Debt and Credit Arrangements

As of September 30, 1994, the Company has entered into interest rate swap agreements with various financial institutions to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt for periods ranging from 1996 to 1998.

The following is a summary, by year of maturity, of the Company's outstanding interest rate swap agreements:

                              Instruments Expected to Mature in

                              ---------------------------------
                                       1996     1997     1998
                                      ------   ------   ------
                                       (thousands of dollars)

Interest rate swaps                   $17,500 $15,000   $15,000
Average pay rates assuming
   current market conditions             5.86%    5.70%    5.73%
Average fixed rate received              5.14%    5.36%    5.67%

The variable interest rates to be paid by the Company are reset on various predetermined dates which range from November 1994 to March 1998 and are based upon the London Interbank Offered Rate (LIBOR).

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

Effective as of September 30, 1994, the Company executed amendments to the Credit Agreement dated as of May 10, 1993 and the Note Purchase Agreement dated January 3, 1991. These amendments, which are included as Exhibits 4(a) and 4(b) of this filing, establish new financial covenants which became necessary due to decreased refining margins in 1994, and the write-down of the refinery equipment as discussed in the Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, subject to certain conditions, the amendment to the Credit Agreement increases the limit of additional indebtedness which can be incurred by the Company in the form of notes in an aggregate principle amount not exceeding $125.0 million.

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

Note D - Crude Oil and Refined Product Hedging Activities

The net deferred loss from hedging strategies at September 30, 1994 was $.2 million. Included in these hedging strategies are contracts maturing through January 1995. The effect of these contracts was effectively to hedge approximately 31% of its crude requirements, and approximately 22% of its refined products, for the aforementioned period, at current related market prices. The Company is exposed to credit risk to the extent of counterparty nonperformance on forward contracts. Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers nonperformance credit risk to be remote.

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

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.

As disclosed in Note G of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Note G), the Company's federal income tax returns for the years 1988 and 1989 are currently being examined by the Internal Revenue Service. In conjunction with this examination, certain Notices of Proposed Adjustments have been received recently. The Company is currently evaluating these matters, but while an estimate cannot be determined at this time, does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company. There have been no other material changes in the status of contingencies as discussed in Note G.

Item 2  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

The Company's sales and operating revenues increased $12.6 million or 2.8% in the third quarter of 1994 and decreased $1.5 million or .1% for the nine months ended September 30, 1994 from the comparable periods in 1993. The Company's sales and operating revenues include all Federal and state excise taxes and other similar taxes. These taxes totalled $97 million and $69 million for the three months ended September 30, 1994 and 1993, respectively; and $295.1 million and $207.3 million for the nine months ended September 30, 1994 and 1993, respectively. The third quarter increase in sales and operating revenues was primarily attributable to the increase in excise taxes and a 1.8% increase in the average sales price per gallon of petroleum products. Due to deteriorating refinery gross margins which occurred during the third quarter of 1994, the Company reduced operating runs which resulted in a 7.4% decrease in petroleum product sales volumes. The year to date decrease was a result primarily of an 8.5% decrease in the average sales price per gallon of petroleum products and a .3% decrease in petroleum products sales volumes which were partially offset by the increase in excise taxes.

Costs and operating expenses increased $35.3 million or 8.4% in the third quarter of 1994 compared to the third quarter in 1993. The increase was due to the increase in excise taxes and a 7.7% increase in the average cost per barrel consumed of crude oil and feedstocks.
These increases were partially offset by the sales volume decreases as previously discussed. Costs and operating expenses increased $12.2 million or 1.0% for the nine months ended September 30, 1994 compared to the same period in 1993. This increase was due to excise tax increases as previously discussed which were partially offset by a 10.8% decrease in the average cost per barrel consumed of crude oil and feedstocks. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.54 per barrel ($7.4 million) for the three months ended September 30, 1994, while increasing the gross margin $.11 per barrel ($1.6 million) for the three months ended September 30, 1993. The use of the LIFO method decreased the Company's gross margin $.43 per barrel ($17.9 million) for the nine months ended September 30, 1994, but did not have a significant effect on the Company's gross margin for the nine months ended September 30, 1993.

Total refinery throughput averaged 149,500 barrels per day (bpd) for the third quarter of 1994 compared to 165,600 bpd for the third quarter of 1993 due to planned reductions in throughput. Total refinery throughput averaged 155,000 bpd for the nine months ended September 30, 1994 compared to 159,300 bpd for the same period in 1993. Yields of gasoline and distillates were 87,100 bpd (58.3%) and 48,900 bpd (32.7%), respectively, in the third quarter of 1994 and 90,700 bpd (54.8%) and 54,300 bpd (32.8%), respectively, for the third quarter of 1993. Yields of gasoline and distillates were 88,100 bpd (56.8%) and 50,600 bpd (32.6%), respectively, for year to date 1994 and 87,600 bpd (55.0%) and 50,900 bpd (31.9%), respectively, for the year to date 1993.

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

Depreciation and amortization increased $2.1 million or 20.2% for the three months ended September 30, 1994 and $2.4 million or 7.8% for year to date 1994 compared to the same periods in 1993. These increases were due primarily to accelerated deferred turnaround amortization related to the Pasadena Refinery fluid catalytic cracking (FCC) unit.
A maintenance turnaround of the FCC unit which was previously scheduled for the first quarter of 1995 began in October 1994. The turnaround is expected to be completed in the fourth quarter 1994. While the FCC and certain related units will be out of service for a significant portion of the fourth quarter, the remainder of the Pasadena Refinery will operate and is expected to average approximately 81,000 bpd of throughput during the fourth quarter of 1994.

As was discussed in the Company's 1993 Form 10-K, since 1991, the Company had incurred expenditures of approximately $20.4 million in connection with engineering and equipment acquisition which would enable the Pasadena Refinery to manufacture low sulphur distillate.
Low sulphur distillate requirements were enacted effective October 1993. As of December 31, 1993, this project had been temporarily halted while the Company further studied the market economics of high sulphur versus low sulphur distillate during a complete business cycle. Management estimates that additional expenditures in the range of approximately $50 million to $80 million would be required to complete this project. Following an evaluation of current and projected margins based on available supply and forecasted demand for low sulphur distillate after one full business cycle, management abandoned its plans to construct a hydrodesulphurization unit at its Pasadena Refinery. Accordingly, losses from sales and abandonments of property, plant, and equipment in the third quarter of 1994 reflect a write-down of the capitalized project expenditures of $16.8 million to an estimated net realizable salvage value of $4 million. The Pasadena Refinery will continue to manufacture high sulphur distillates which are readily saleable in the Company's market areas.

In the three months ended September 30, 1994, operating costs and expenses included $.7 million and $.9 million, respectively, related to environmental matters and retail outlet closings. This compares to $1.0 million and $.7 million for the same period of 1993. For the nine month periods ended September 30, 1994 and 1993, costs and operating expenses included $1.8 million and $3.4 million, respectively, for environmental matters and $1.7 million and $1.8 million, respectively, for retail unit closings. Interest expense for the nine months ended September 30, 1994 and 1993 included the reduction of $0.7 million and $0.6 million, respectively, as a result of the interest rate swap contracts.

Liquidity and Capital Resources

Net cash used in operating activities (including changes in working capital) totaled $10.4 million for the nine months ended September 30, 1994 compared to cash provided by operating activities of $9.3 million for the nine months ended September 30, 1993. The 1994 outflows consist of $28.3 million related to working capital requirements resulting from increases in the value and volume of crude oil and finished product inventories, receivables and prepaid operating expenses and to decreases in inventory payables and in accrued excise tax liabilities. These outflows were partially offset by $17.9 million of cash provided from operations before changes in working capital.
The 1993 amount consists of cash provided from operations before working capital of $20 million, and cash outflows of $10.7 million relating to working capital, resulting primarily from decreases in crude oil and refined products payable and increases in the value of crude oil and finished product inventories, which were partially offset by net decreases in accounts receivable. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms. Rack sales at the Company's product terminals are sold by truckload (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period. At September 30, 1994 and December 31, 1993, accounts receivable had decreased from the same period of the previous year due to bulk sales representing a higher proportion of overall sales volume immediately preceding the end of the respective years.


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

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.

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

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to manage the cost of borrowings. These swaps have effectively converted $47.5 million of its fixed rate debt to variable interest rates for periods ranging from 1996 to 1998. According to the terms of these swap agreements, interest rates are reset on various predetermined dates which range from November 1994 to March 1998. Due to recent increases in market interest rates, it is possible the Company's effective interest rate will increase from current levels. The Company may utilize interest rate swaps in the future to manage the cost of funds.

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

Many of the Company's facilities are involved in environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 10 and 14 of this report. These enforcement actions and remedial activities including all open enforcement matters involving the Pasadena refinery described above, in the opinion of management, are not expected to have a material adverse effect on the Company.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

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

Date:  January 13, 1995