Form 10-K
period 1994-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-03-22
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                              FORM 10-K

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended December 31, 1994
                                 OR
   [  ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from ___________ to  ____________

                    Commission File Number 1-1059

                 CROWN CENTRAL PETROLEUM CORPORATION
       (Exact name of registrant as specified in its charter)

          MARYLAND                       52-0550682
(State or other jurisdiction of(I.R.S. Employer Identification Number) incorporation or organization)

ONE NORTH CHARLES STREET
BALTIMORE, MARYLAND                        21201
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
The aggregate market value of the voting stock held by nonaffiliates as of January 31, 1995 was $86,280,000.

The number of shares outstanding at February 15, 1995 of the registrant's $5 par value Class A and Class B Common Stock was
4,817,392  shares and 4,985,706  shares, respectively.

                DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 27, 1995 are incorporated by reference into Items 10 through 13, Part III.

                 Crown Central Petroleum Corporation
                          and subsidiaries


                          Table of Contents



                                                               Page
                                                              ------
PART I

Item 1    Business                                               l

Item 2    Properties                                             3

Item 3    Legal Proceedings                                      8

Item 4    Submission of Matters to a Vote of
          Security Holders                                       8

PART II

Item 5    Market for the Registrant's Common
          Equity and Related Stockholder Matters                 9

Item 6    Selected Financial Data                                10

Item 7    Management's Discussion and Analysis
          of Financial Condition and Results of Operations       11

Item 8    Financial Statements and Supplementary Data            18

Item 9    Changes in and Disagreements with Auditors on
          Accounting and Financial Disclosure                    35

PART III

Item 10   Directors and Executive Officers of the Registrant     36

Item 11   Executive Compensation                                 37

Item 12   Security Ownership of Certain
          Beneficial Owners and Management                       37

Item 13   Certain Relationships and Related Transactions         37


PART IV

Item 14   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                37

                               PART I

Item 1.  BUSINESS

General

Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is one of the largest independent refiners and marketers of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of over 350 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 16 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

The refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and its status as the only supplier of a full range of refined petroleum products in its local market area. The refineries are operated to generate a product mix of over 85% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel. During the past five years, the Company has invested over $77 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Pasadena refinery has one of the highest rates of conversion to higher margin fuels, according to a recent industry study. The Tyler refinery enjoys essentially the same product yield characteristics as the Pasadena refinery.

The Company is the largest independent retail marketer in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing region of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1994 market share of approximately 12%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Charlotte and Raleigh, North Carolina and Atlanta, Georgia. Over the past several years, the Company has rationalized and refocused its retail operations, resulting in significant improvements in average unit performance and positioning these operations for growth from a profitable base. For the year ended December 31, 1994, average merchandise sales per unit increased 33.5% on a same store basis when compared with 1993. The Company has made substantial investments of approximately $23 million at its retail locations pursuant to environmental requirements from 1989 to 1994 and believes that over 50% of its retail units are currently in full or substantial compliance with the 1998 underground storage tank environmental standards.

Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 of this report.

At December 31, 1994, the Company employed 2,971 employees. The total number of employees decreased approximately 2% from year-end 1993, due primarily to reductions in marketing operations as a result of the closing or divestment of retail units which were not strategic to the Company's future and reductions due to the consolidation of certain Marketing field operations.

Regulation

Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and cleanup of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining, terminal operations and retail marketing. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions. A more detailed discussion of environmental matters is included in Note A and Note I of Notes to Consolidated Financial Statements on pages 24 and 31 of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 17 of this report.


Competitive Conditions

Oil industry refining and marketing is highly competitive. Many of the Company's principle competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

The principle competitive factors affecting the Company's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The majority of the Company's total crude oil purchases are transacted on the spot market. The Company selectively enters into forward hedging and option contracts to minimize price fluctuations for a portion of its crude oil and refined products. As such, the Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principle competitive factors affecting the Company's retail marketing division are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification.
Competition from large integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principle competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations for periods in excess of 25 days or $5 million resulting from fire, explosions and certain other insured casualties.

Item 2.   PROPERTIES

Refining Operation

Overview

The Company owns and operates two strategically located, high conversion refineries with a combined capacity of 152,000 barrels of crude oil per day--a 100,000 barrel per day facility located in Pasadena, Texas, near Houston, and a 52,000 barrel per day facility located in Tyler, Texas. Both refineries are operated to generate a product mix of over 85% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel. When operating to maximize the production of light products, the product mix at both of the Refineries is approximately 55% gasoline, 33% distillates (such as diesel, home heating oil, jet fuel, and kerosene), 6% petrochemical feedstocks and 6% slurry oil and petroleum coke.

The Pasadena refinery and Tyler refinery averaged production of 98,793 barrels per day and 48,932 barrels per day, respectively, during 1994. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of sour (high sulphur content) crude oil in their mix.

The Company's access to extensive pipeline networks provides it with the ability to acquire crude oil directly from major integrated and independent domestic producers, foreign producers, or trading companies, and to transport this crude to the refineries at a competitive cost. The Pasadena refinery, has docking facilities which provide direct access to tankers and barges for the delivery of crude oil and other feedstocks. The Company also has agreements with terminal operators for the storage and handling of the crude oil it receives from large ocean-going vessels and which the Company transports to the refineries by pipeline. The Tyler refinery benefits from its location in East Texas since the Company can purchase high quality crude oil at favorable prices directly from nearby producers. In addition, the Tyler Refinery is the only supplier of a full range of petroleum products in its local market area. See "-- Supply, Transportation and Wholesale Marketing."

Over the past several years, the Company has made significant capital investments to upgrade its refining facilities and improve operational efficiency. The Company has also recently completed several programs which have resulted in increased profitability at the refinery level. The Company began a maintenance expense reduction program at the Pasadena Refinery in 1992. This program is designed to reduce routine maintenance expenditures by increasing project reliability, reducing the use of outside contractors, decreasing the overall amount of overtime expenditures and realigning maintenance personnel responsibilities. The result of this program has been to reduce average maintenance expenditures from $1.6 million per month in 1991 to approximately $1.1 million per month in 1994. The Company has also initiated a gain sharing program with its employees at the Tyler Refinery under which savings realized are shared with the employees on a quarterly basis.


Pasadena Refinery

The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized since 1969 and today has a rated crude capacity of 100,000 barrels per day. During the past five years, the Company has invested approximately $120 million in major upgrading and maintenance projects.

The Company's refining strategy includes several initiatives to enhance productivity. For example, the Company has completed the first phase of an extensive plant-wide distributed control system at the Pasadena refinery which is designed to improve product yields, make more efficient use of personnel and optimize process operations. The crude and vacuum distillation, coking, and distillate hydrotreating units are currently benefitting from the system which began operating in June 1994. The fluid catalytic cracking unit is scheduled to be added to the system in the second quarter of 1995 and the remainder of the Pasadena refinery is scheduled to be added by the first quarter of 1996. The distributed control system uses technology that is fast, accurate and provides increased information to both operators and supervisors.

The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 38,000 barrels per day vacuum tower. Major downstream units consist of a 52,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 10,000 barrels per day of alkylate production, and two reformers with a combined capacity of 36,000 barrels per day. Other units include two depropanizer units that can produce 5,500 barrels per day of refinery grade propylene, a liquefied petroleum gas unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system and a methyl tertiary butyl ether ("MTBE") unit which can produce approximately 1,500 barrels per day of MTBE for gasoline blending. The Company recently abandoned its plans to construct a hydrodesulphurization unit at its Pasadena Refinery. See "Management's Discussion and Analysis of Financial Condition - Results of Operations".

The Clean Air Act mandates that after January 1, 1995 only reformulated gasoline ("RFG") may be sold in certain ozone non-attainment areas, including some metropolitan areas where the Company sells gasoline. Using production from its MTBE unit, the Pasadena refinery can currently produce 12,000 barrels per day of winter grade RFG. With additional purchases of MTBE, ethanol or other oxygenates, all of the Pasadena refinery's current gasoline production could meet winter grade RFG standards. The Company is in the process of constructing a reformate splitter at its Pasadena refinery at a cost of $3.5 million which will enable it to make 12,000 barrels per day of summer grade RFG using its own MTBE, and up to 100% of its Pasadena refinery gasoline production as summer grade RFG with the purchase of additional oxygenates. This project is expected to be completed by August 1995 and will satisfy all of the Company's retail RFG requirements.

In 1994, the Pasadena refinery was impacted by the fluid catalytic cracking unit turnaround and operated at approximately 85% of rated crude unit capacity with production yielding approximately 53% gasoline and 32% distillates. Of the total gasoline production, approximately 20% was premium octane grades. In addition, the Pasadena refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur.

The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 47% of the Pasadena refinery's total gasoline production capability.


Tyler Refinery

The Tyler refinery is located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas and has a rated crude capacity of 52,000 barrels per day. This refinery, which was acquired from Texas Eastern Corporation in the fourth quarter of 1989, had been substantially modernized between 1977 and 1980. The Tyler refinery's location allows it to access nearby high quality East Texas crude oil which accounts for approximately 95% of its crude supply. This crude oil is transported to the refinery on the McMurrey and Scurlock pipeline systems. The Company owns the McMurrey system and has a long-term contract for use of the Scurlock system with Scurlock Permian Pipe Line Corporation. The Company also has the ability to ship crude oil to the Tyler refinery by pipeline from the Gulf Coast and does so when market conditions are favorable. Storage capacity at the Tyler refinery exceeds 2.7 millions barrels (1.2 million barrels for crude and 1.5 million barrels for refined petroleum products and intermediate stocks), including tankage along the Company's pipeline system.

The Tyler refinery has a crude unit with a 52,000 barrels per day atmospheric column and a 16,000 barrels per day vacuum tower. The other major process units at the Tyler refinery include an 18,000 barrels per day fluid catalytic cracking unit, a 6,000 barrels per day delayed coking unit, a 20,000 barrels per day naphtha hydrotreating unit, a 12,000 barrels per day distillate hydrotreating unit, two reforming units with a combined capacity of 16,000 barrels per day, a 5,000 barrels per day isomerization unit, and an alkylation unit with a capacity of 4,700 barrels per day. The hydrotreating units were significantly modified in 1993 enabling this plant to produce 12,000 barrels per day of distillate which meets the Clean Air Act's .05% sulphur requirements for highway diesel.

In 1994, the Tyler refinery operated at approximately 92% of rated crude unit capacity, with production yielding approximately 56% gasoline and approximately 35% distillates. Of the total gasoline production, approximately 33% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 60% of production sold at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the truck terminal sales.

Retail Operations

Overview

The Company traces its retail marketing history to the early 1930's when it operated a retail network of 30 service stations in the Houston, Texas area. It began retail operations on the East Coast in 1943. The Company has been recognized as an innovative industry leader and, in the early 1960's, pioneered the multi-pump retailing concept which has since become an industry standard in the marketing of gasoline. In 1983 the Company significantly expanded its retail presence with the acquisition of 642 Fast Fare and Zippy Mart convenience stores located in the Southeastern United States. In 1986 the Company purchased an additional 50 gasoline stations, expanding the Company's presence in the Baltimore/Washington, D.C. region, and in 1991, the Company acquired 48 additional units in Virginia which doubled its presence in that state.

Beginning in 1989, the Company conducted a facility by facility review of its retail units. As a result, the Company disposed of non-strategic, marginal or unprofitable units as well as certain units which would have required significant capital improvements to comply with environmental regulations. During this period, the Company rebuilt and added individual units to increase its market share in strategic core markets. Since 1990, the Company has eliminated 414 retail units and added 45 retail units. During the same period, the Company closed a number of district offices and divisional headquarters. The Company believes it has substantially completed its retail unit rationalization program.

As of December 31, 1994, the Company had 357 retail locations. Of these 357 units (247 owned and 110 leased), the Company directly operated 255 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is the largest independent retail marketer of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing area of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1994 market share of approximately 12%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Raleigh and Charlotte, North Carolina and Atlanta, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.


Retail Unit Operations

The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 1994, the Company had 99 convenience stores, 125 mini-marts and 133 gasoline stations.

The Company's convenience stores operate primarily under the names Fast Fare and Zippy Mart. These units generally contain 1,500 to 2,800 square feet of retail space and typically provide gasoline and a
variety of     convenience store merchandise such as tobacco products,
beer, wine, soft drinks, snacks, dairy products and baked goods.

The Company's mini-marts generally contain up to 800 square feet of retail space and typically sell gasoline and much of the same merchandise as at the Company's convenience stores. The Company has
installed lighted     canopies at most of its locations which extend
over the multi-pump fuel islands and the store itself, providing added security and protection from the elements for customers and employees.

The Company's gasoline stations generally contain up to 100 square feet of retail space in an island kiosk and typically offer gasoline and a limited amount of merchandise such as tobacco products, candies, snacks and soft drinks.

The Company's units are brightly decorated with its trademark signage to create a consistent appearance and encourage customer recognition and patronage. The Company believes that consistency of brand image is important to the successful operation and expansion of its retail marketing system. In all aspects of its retail marketing operations the Company emphasizes quality, value, cleanliness and friendly and efficient customer service. The Company has conducted customer surveys which indicate strong consumer preference for units which are well-lighted and safe. In response to such customer preferences, the Company has initiated a system-wide lighting upgrade and safety enhancement program which includes the installation of improved lighting as well as the installation of its proprietary Coronet Security System, an interactive audio and video monitoring system, at over 70 of its units.

While the Company derives approximately 75% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines, and management continues to evaluate the addition of new ancillary services such as the marketing of fast food from major branded chains.


Dealer Operations

The Company maintains 102 dealer-operated units, 101 of which are located in Maryland. Under the Maryland Divorcement Law, refiners are prohibited from operating gasoline stations. The Maryland units are operated under a Branded Service Station Lease and Dealer Agreement (the "Dealer Agreement"), generally with a term of three years. Pursuant to the Dealer Agreement, a dealer leases the facility from the Company and purchases and resells Crown-branded motor fuel and related products. Dealers also purchase and resell merchandise from independent third parties. The Dealer Agreement sets forth certain operating standards; however, the Company does not control the independent dealer's personnel, pricing policies or other aspects of the independent dealer's business. The Company believes that its relationship with its dealers has been very favorable as evidenced by a low rate of dealer turnover.

The Company realizes little direct benefit from the sale of merchandise or ancillary services at the dealer operated units, and the revenue from these sales is not reflected in the Company's Consolidated Financial Statements. However, to the extent that the availability of merchandise and ancillary services increases customer traffic and gasoline sales at its units, the Company benefits from higher gasoline sales volumes.


Supply, Transportation and Wholesale Marketing

Supply

The Company's refineries, terminals and retail outlets are strategically located in close proximity to a variety of supply and distribution channels. As a result, the Company has the flexibility to acquire available domestic and foreign crude oil economically, and also the ability to distribute its products cost effectively to its own system and to other domestic wholesale markets. Purchases of crude oil and feedstocks are determined by quality, price and general market conditions.

Transportation

Most of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of Alaskan and foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or by the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally receives between 20,000 and 25,000 barrels per day of crude through this system. Foreign crudes (principally from the North Sea, West Africa and South America) account for approximately 35% of total crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.


Terminals

The Company operates 11 product terminals located along the Colonial and Plantation pipelines from the Pasadena refinery to Elizabeth, New Jersey and, in addition to the terminal at the Tyler refinery, operates four product terminals located along the Texas Eastern Products Pipeline system. These terminals have a combined storage capacity of
2.7 million barrels. The Company's distribution network is augmented by agreements with other terminal operators also located along these pipelines. In addition to serving the Company's retail requirements, these terminals supply products to other refiner/marketers, jobbers and independent distributors.


Wholesale Marketing

Approximately 16% of the gasoline produced by the Company's Pasadena refinery is transported by pipeline for sale at wholesale through Company and other terminals in the Mid-Atlantic and Southeastern United States. Heating oil is also regularly sold at wholesale through these same terminals. Gasoline, heating oil, diesel fuel and other refined products are also sold at wholesale in the Gulf Coast market.

The Company has entered into long-term product exchange agreements for approximately one-third of its Tyler refinery production with two major oil companies headquartered in the United States. These agreements provide for the delivery of refined products at the Company's terminals in exchange for delivery by these companies of a similar amount of refined products to the Company. The terms of these agreements extend through March 1998 and December 1999, respectively, and require the exchange of 8,400 barrels per day and 9,800 barrels per day, respectively. These exchange agreements provide the Company with the ability to broaden its geographic distribution, supply markets not connected to the refined products pipeline systems and reduce transportation costs.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company. The Company's legal proceedings are further discussed in Note I of Notes to Consolidated Financial Statements on page 31 of this report.

The Company has recently reached agreement in principle with the Texas Natural Resource Conservation Commission ("TNRCC") to settle outstanding proceedings relating to air emissions at the Pasadena refinery. TNRCC originally alleged a variety of violations in connection with sulphur dioxide emissions from the sulphur recovery unit, the hydrogen sulfide content limit in fuel gas from the fluid catalytic cracking unit and the release of catalyst from that unit. Under the proposed settlement, which is subject to TNRCC approval, the Company will implement various corrective measures and improved record keeping procedures and will pay administrative penalties of $110,000. These funds have been tendered to the TNRCC. Settlement of the TNRCC matter is also expected to satisfy related charges filed by the EPA and by the Harris County Pollution Control Board. Recently, TNRCC has issued a Notice of Violation (the "NOV") with respect to certain alleged violations at the reformer unit at the Pasadena refinery, which the Company had self-reported in early 1994. The Company and the TNRCC staff are currently working to resolve the issues raised by the NOV.

The Pasadena refinery and many of the Company's other facilities are involved in a number of other environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 14 through 17 of this report, and in
Note I of Notes to Consolidated Financial Statements on page 31 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

In addition, the Company has been named by the EPA and by several state environmental agencies as a potentially responsible party at various federal and state Superfund sites. The Company's exposure in these matters has either been resolved or is de minimis and is not expected to have a material adverse effect on the Company.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of security holders during the last three months of the fiscal year covered by this report.

                               PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange under the ticker symbols CNP A and CNP B.

Common Stock Market Prices and Cash Dividends

                                                 1994              1993
                                          ----------------- -----------------
                                             Sales Price       Sales Price
                                             High     Low      High     Low
                                           -------  -------  -------  -------
     CLASS A COMMON STOCK
       First Quarter                       $21 7/8  $14 3/8  $18      $13 3/4
       Second Quarter                       24 1/4   17       16 7/8   14 1/2
       Third Quarter                        19 1/2   17 1/8   16 3/4   14 1/2
       Fourth Quarter                       18 3/8   12 3/8   16 1/4   14 5/8

          Yearly                            24 1/4   12 3/8   18       13 3/4


     CLASS B COMMON STOCK
       First Quarter                       $20 1/8  $13 5/8  $16 1/8  $12
       Second Quarter                       23 1/8   15 3/8   14 3/4   12 5/8
       Third Quarter                        18       16 1/8   14 1/4   12 1/4
       Fourth Quarter                       16 5/8   11 5/8   14 5/8   13

          Yearly                            23 1/8   11 5/8   16 1/8   12

The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated
Financial Statements on pages 20 and 21 of this report.  There were no cash dividends declared on common stock in 1994 or 1993.

The approximate number of shareholders of the Company's common stock, based on the number of record holders on December 31, 1994 was:

       Class A Common Stock           730
       Class B Common Stock           897


Transfer Agent & Registrar
The First National Bank of Boston
Boston, Massachusetts


Item 6.           SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1994 should be read in conjunction with the Consolidated Financial Statements.


                                     1994       1993       1992       1991       1990
                                  ---------- ---------- ---------- ---------- ----------
                                     (Thousands of dollars except per share amounts)
Sales and operating revenues      $1,699,168 $1,747,411 $1,795,259 $1,857,711 $2,019,960
(Loss) income before cumulative
  effect of changes in accounting
  principles                         (35,406)    (4,300)   (13,278)    (6,026)    26,011
Cumulative effect of changes in
  accounting principles                                      7,772
Net (loss) income                    (35,406)    (4,300)    (5,506)    (6,026)    26,011
Total assets                         704,076    656,178    675,337    687,816    687,698
Long-term debt                        96,632     65,579     61,220     88,646      2,230

Per Share Data:
  (Loss) income before cumulative
  effect of changes in accounting
  principles                           (3.63)      (.44)     (1.35)      (.61)      2.65
  Net (loss) income                    (3.63)      (.44)      (.56)      (.61)      2.65

Cash Dividends Declared:
  Class A Common                                               .20        .80        .80
  Class B Common                                               .20        .80        .80

The net loss in 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million in the third quarter relating to the abandonment of plans to construct a hydrodesuphurization unit at the Pasadena refinery.

                                          -10-

Item 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. The Company has instituted programs designed to manage profit margins by minimizing the Company's exposure to the risks of price volatility related to the acquisition, conversion and sale of crude oil and refined petroleum products. These programs include hedging activities such as the purchase and sale of futures and options contracts to mitigate the effect of fluctuations in the prices of crude oil and refined products. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting discussed below. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries and a representative amount of total gasoline sold at the Company's retail units:


   Earnings Sensitivity        Change      Annual Impact
   --------------------       --------     -------------
   Refining margin            $0.10/bbl    $5.8 million
   Retail margin              $0.01/gal    $4.8 million


The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities and previously owned or operated facilities. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized.

The Company's crude oil, refined products and convenience store merchandise and gasoline inventories are valued at the lower of cost (based on the last-in, first-out or LIFO method of accounting) or market, with the exception of crude oil inventory held for resale which is valued at the lower of cost (based on the first-in first-out or FIFO method of accounting) or market. Under the LIFO method, the effects of price increases and decreases in crude oil and other feedstocks are charged directly to the cost of refined products sold in the period that such price changes occur. In periods of rising prices, the LIFO method may cause reported operating income to be lower than would otherwise result from the use of the FIFO method. Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than would otherwise result from the use of the FIFO method. In addition, the Company's use of the LIFO method may understate the value of inventories on the Company's consolidated balance sheet as compared to the value of inventories under the FIFO method.

Results of Operations

The Company's Sales and operating revenues decreased 2.8% in 1994 compared to a 2.7% decrease in 1993. The Company's Sales and operating revenues and Costs and operating expenses include all Federal and State excise and other similar taxes which totalled $380.6 million, $296.2 million, and $218.9 million in 1994, 1993 and 1992, respectively. The 1994 increase in excise taxes was due primarily to the inclusion of more products in the taxable base that were excluded in prior years. The 1994 decrease in sales and operating revenues was due to a 5.7% decrease in petroleum product sales volumes resulting from planned reductions in operating runs due to deteriorating refinery gross margins in the third quarter of 1994 and a maintenance turnaround at the Pasadena refinery in the fourth quarter of 1994. Additionally, there was a 4.8% decrease in the average unit selling price of petroleum products. These decreases were partially offset by an increase in excise taxes as previously mentioned and a $5.8 million or 6.5% increase in merchandise sales. The 1993 decrease was primarily attributable to an 8.8% decrease in the average unit selling price of petroleum products and to decreases in merchandise sales of 19.9%, which were partially offset by a 2.1% increase in petroleum product sales volumes and the increase in excise taxes indicated above. The 1993 merchandise sales decrease resulted principally from the sale or closing throughout 1992 and 1993 of retail marketing outlets which were either not profitable or not compatible with the Company's strategic direction. The closing of these units resulted in increases in the average sales level per store. There were 357, 376 and 435 retail units operating at the end of 1994, 1993 and 1992, respectively.

As previously mentioned, merchandise sales increased $5.8 million or 6.5% for the year ended December 31, 1994 compared to the same period in 1993, while merchandise gross profit decreased $5.8 million or 22.2% for the year ended December 31, 1994 compared to the same period in 1993. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) decreased from 31.6% to 23.3% for the year ended December 31, 1993 and 1994, respectively. In addition to a reduction in the number of operating units during the period, the $5.8 million decrease in merchandise gross profit and the related decrease in gross margin was also due to the introduction in early 1994 of a new merchandise pricing program designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. As a result of the new strategy, aggregate merchandise gross profit, on a same store basis, decreased 1.6% in 1994 as compared to 1993. Same store average monthly gasoline volumes and merchandise sales increased approximately 2% and 33%, respectively, in 1994 as compared to 1993.

Gasoline sales accounted for 55.2% of total 1994 revenues (excluding excise taxes), while distillates and merchandise sales represented 28.6% and 7.2%, respectively. This compares to a dollar mix from sales of 56.4% gasoline, 30.4% distillates and 6.0% merchandise in 1993; and 56.8% gasoline, 28.7% distillates and 6.9% merchandise in 1992.

The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated sales and operating revenues
(excluding excise taxes) during the last three years:

Sales of Principal Products
millions of dollars                        1994        1993       1992
                                          ------      ------    --------
            Gasoline                      $728.6       $817.6     $900.1
            No. 2 Fuel & Diesel            296.6        369.7      379.9


Costs and operating expenses decreased .2% in 1994, after decreasing 3.3% in 1993. The 1994 decrease was attributable to a decrease in volumes sold as previously discussed and to a decrease in the average cost per barrel consumed of crude oil and feedstocks of $1.21 or 6.65%. These decreases were partially offset by increases in excise taxes as previously mentioned. The 1993 decrease was due primarily to a decrease in the average cost per barrel consumed of $2.29 or 11.2% which was partially offset by increases in sales volumes and excise taxes.

The results of operations were affected by the Company's use of the last-in, first-out (LIFO) method to value inventory which results in a better matching of current revenues and costs. The impact of LIFO was to decrease the Company's gross margins in 1994 by $.35 per barrel ($19.0 million), and to increase the Company's gross margins in 1993 and 1992 by $.48 per barrel ($27.7 million) and $.10 per barrel ($5.8 million), respectively. The 1992 LIFO impact is net of a $2.3 million gross margin decrease resulting from a liquidation of LIFO inventory base year dollars.

The Company has recently instituted programs designed to manage refining profit margins by minimizing the Company's exposure to the risks of price volatility related to the acquisition, conversion and sale of crude oil and refined petroleum products. These programs include hedging activities such as the purchase and sale of futures and option contracts to offset the effects of fluctuations in the prices of crude oil and refined products. Such hedging activities are subject to specific policies and guidelines established by the Company and are reviewed by the Margin Management Committee composed of senior management and chaired by the Company's Chief Executive Officer. The Company's policy is to manage its crude oil acquisition, refining, and product sales on a daily basis to achieve, at a minimum, prevailing margins available to comparable Gulf Coast refiners and, where appropriate, to pursue forward hedging opportunities which lock in attractive returns. The number of barrels of crude oil and refined products covered by such hedging activities varies from time to time, within certain limits established by the Margin Management Committee. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can limit the Company's ability to participate in an improvement in related product profit margins.

Total refinery production was: 147,700 barrels per day (bpd) in 1994, yielding 79,800 bpd of gasoline (54.0%) and 48,200 bpd of distillates (32.6%); 158,400 barrels per day (bpd) in 1993, yielding 86,300 bpd of gasoline (54.5%) and 51,700 bpd of distillates (32.6%); and 153,500 bpd in 1992, yielding 86,200 bpd of gasoline (56.2%) and 49,000 bpd of distillates (31.9%). Due to deteriorating refinery gross margins which occurred during the third quarter of 1994, the Company reduced operating runs at its Pasadena refinery. Additionally, in 1994, overall refinery production was reduced by the fourth quarter's maintenance turnaround of the Pasadena refinery's Fluid Catalytic Cracking Unit (FCCU) and related units. The FCCU is the primary gasoline facility. The turnaround was initially scheduled to be performed in the first quarter of 1995 but was performed in 1994 due to depressed refinery gross margins. Refinery production was slightly impacted in 1993 by a scheduled maintenance turnaround in the second quarter at the Tyler refinery, while refinery production was more dramatically reduced in 1992 by scheduled first quarter maintenance turnarounds at both the Pasadena and Tyler refineries. Due to poor refining margins late in the fourth quarter of 1993, the Company announced that it had reduced runs at its Pasadena refinery by 20%.
The Company's finished product requirements in excess of its refinery yields and existing inventory levels are acquired through its exchange agreements or outright purchases.

Selling and administrative expenses decreased 7.6% in 1994 after decreasing 10.8% in 1993. The 1994 decrease resulted primarily from decreased store level and marketing administrative costs associated with the sale or closing throughout 1993 and in early 1994 of retail marketing units which were either not profitable or did not fit with the Company's strategic direction, and cost reductions related to the company's administrative functions. The 1993 decrease is also attributable to reduced costs associated with the closing of retail units, and the consolidation of certain marketing field operations. At December 31, 1994, the Company operated 258 retail gasoline facilities and 99 convenience stores compared to 249 retail gasoline facilities and 127 convenience stores at December 31, 1993 and 262 retail gasoline facilities and 173 convenience stores at December 31, 1992. Selling and administrative expenses in 1994 include $.5 million in reorganization costs, while reorganization and office closure costs of $.7 million and reorganization costs of $.4 million are included in selling and administrative expenses for 1993 and 1992, respectively.

Operating costs and expenses in 1994, 1993 and 1992 include $1.9 million, $6.3 million and $5.2 million, respectively, related to environmental matters and $3.0 million, $2.4 million and $2.4 million, respectively, related to retail units that have been closed. Operating costs and expenses in 1994 and 1993 also include $1.6 million and $1.8 million, respectively, of accrued non-environmental casualty related costs. Operating costs and expenses in 1992 include a $1 million reserve for the write-off of excess refinery equipment and a $1.3 million write-off of refinery feasibility studies.

Depreciation and amortization in 1994 was comparable to 1993 and 1992, and is expected to remain consistent in 1995.

Since 1991, the Company had incurred expenditures of approximately $21 million in connection with engineering and an equipment acquisition which would enable the Pasadena refinery to manufacture low sulphur distillate. As of December 31, 1993, this project had been temporarily halted while the Company further studied the market economics of high sulphur versus low sulphur distillate during a complete business cycle. Management estimates that additional expenditures in the range of approximately $50 million to approximately $80 million would be required to complete this project. Following an evaluation of current and projected margins based on available supply and forecasted demand for low sulphur distillate after one full business cycle, management abandoned its plans to construct a hydrodesulphurization unit at its Pasadena refinery. Accordingly, in the third quarter of 1994, Sales and abandonments of property, plant and equipment in 1994 reflect a write-down of the capitalized expenditures of $16.8 million to an estimated net realizable salvage value of $4 million. The Pasadena refinery will continue to manufacture high sulphur distillates which are readily saleable in the Company's market areas. The loss of $2.3 million from Sales and abandonments in 1993 relates primarily to the write-down of the Sulphur Unit at the Pasadena refinery. The loss of $1.3 million from Sales and abandonments of property plant and equipment in 1992 includes a $.9 million write-off of abandoned equipment related to the capital modification of the Pasadena refinery's FCCU.

Interest and other income in 1994 was comparable to 1993 and increased $1.4 million in 1993 compared to 1992. Interest and other income in 1993 includes income of $.7 million from the Company's wholly-owned insurance subsidiaries compared to a loss of $1 million in 1992.

Interest expense increased $.6 million in 1994 and 1993. The 1994 increase includes $.4 million related to the purchase money lien. There was no interest expense related to the purchase money lien in 1993. The 1993 increase is related to a decrease in capitalized interest as disclosed in Note C of Notes to Consolidated Financial Statements on page 27 of this report.

As discussed in Note E of Notes to Consolidated Financial Statements on page 28 of this report, the passage of the Tax Act of 1993 increased the Company's federal statutory income tax rate from 34% to 35% effective January 1, 1993. The effect of the change in statutory rate was to increase the Company's 1993 income tax expense and increase the net loss by $2.3 million or $.23 per share.

As discussed in Notes E and H of Notes to Consolidated Financial Statements on pages 28 and 31 of this report, Crown Central Petroleum Corporation and subsidiaries (the Company) adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), effective January 1, 1992. The 1992 results include the $13.4 million cumulative effect benefit of the adoption of SFAS 109 on prior years, and the $5.6 million net of tax cumulative effect charge of applying SFAS 106. In 1994, the Company had a net loss of $35.5 million, including the write-down of the hydrodesulphurization equipment at the Pasadena refinery, compared to a net loss of $4.3 million in 1993, and a net loss before cumulative effect of changes in accounting principles of $13.3 million in 1992.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $2.8 million higher at year-end 1994 than at year-end 1993. The increase was attributable to $37.2 million of net cash inflows from financing activities and cash provided by operating activities of $8.6 million. These cash inflows were partially offset by $43 million of net cash outflows from investment activities.

Net cash provided by financing activities in 1994 relates to $40 million in net borrowings from loan agreements (which includes $35 million borrowed from the Company's Unsecured Credit Agreement as discussed in Note C of Notes to Consolidated Financial Statements on page 27 of this report). Partially offsetting these cash inflows was $2.7 million used to purchase shares of the Company's Class B Common Stock for use in connection with awards of stock and options under the Long-Term Incentive Plan as discussed in Note G of Notes to Consolidated Financial Statements on page 29 of this report.

The positive $8.6 million cash generated from operating activities in 1994 is net of an $8 million cash outflow relating to working capital, resulting primarily from net increases in accounts receivable and in the value of crude oil and finished products inventories, which were partially offset by net increases in crude oil and refined products payables. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms. Rack sales at the Company's product terminals are sold by truckload (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period.

Net cash outflows from investment activities in 1994 consisted principally of capital expenditures of $34.4 million (which includes $21.9 million for refinery operations and $11.3 million related to the marketing area) and $12.4 million of refinery deferred turnaround costs. The total outflows from investment activities were partially offset by proceeds from the sale of property, plant and equipment of $4.9 million.

The ratio of current assets to current liabilities at December 31, 1994 was 1.22:1 compared to 1.29:1 at December 31, 1993. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.32:1 at December 31, 1994 and 1.36:1 at December 31, 1993.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of Unsecured 10 7/8% Senior Notes and borrowings under the Credit Facility, will be sufficient to fund these costs. The Company had recorded a liability of approximately $15.7 million as of December 31, 1994 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $15.7 million includes accruals for issues extending past 1996.

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

During the years 1995-1997, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $4.3 million and $18.2 million, respectively. Of these expenditures, it is anticipated that $3.2 million for Pasadena and $16.7 million for Tyler will be of a capital nature, while $1.1 million and $1.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, capital expenditures relating to environmental improvements are planned totalling approximately $23 million through 1998.

The Purchase Money Lien (Money Lien) discussed in Note C of Notes to Consolidated Financial Statements on page 26 of this report, allows for a maximum drawdown of $6.5 million which was fully utilized as of January 31, 1994. The Money Lien is secured by certain service station and terminal equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is payable in 60 equal monthly installments which commenced in February 1994 with a balloon payment of 10% of the principal payable in January 1999.

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, as amended, the Company had outstanding as of December 31, 1994, irrevocable standby letters of credit in the principal amount of $18.9 million and cash borrowings of $35 million for purposes in the ordinary course of business. The cash borrowings outstanding at December 31, 1994 were repaid in January 1995. Subsequent to this repayment, unused commitments totaling $106 million under the Revolving Credit Agreement were available for future borrowings and issuance of letters of credit at January 31, 1995. During the second quarter of 1994, the Company obtained an additional uncommitted line of credit with a major financial institution, for up to $20 million in standby letters of credit, primarily for the purchase of crude oil. Under this agreement, the Company had no outstanding letters of credit as of December 31, 1994 and January 31, 1995.

Effective as of September 30, 1994, the Company executed an amendment to the Credit Agreement dated as of May 10, 1993. This amendment, established new financial covenants which became necessary due to decreased refining margins and the write-down of the refinery equipment in 1994. At December 31, 1994, the Company was in compliance with all amended covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement, or a successor agreement, over the next twelve months.

As discussed in Note M of Notes to Consolidated Financial Statements on page 33 of this report, in January 1995, the Company retired the remaining outstanding principal balance of the 10.42% Senior Notes (including a prepayment premium of $3.4 million) with the proceeds from the sale of $125 million of Unsecured 10 7/8% Senior Notes due February 1, 2005 which will result in a net extraordinary loss in the first quarter of 1995.

As discussed in Note C of Notes to Consolidated Financial Statements on page 26 of this report, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, the variable interest rates to be paid by the Company are reset on various predetermined dates which range from January 1995 to March 1998. As of December 31, 1994, the Company had recorded a deferred gain of $1.3 million associated with having terminated an interest rate swap. As discussed in Note M of Notes to Consolidated Financial Statements on page 33 of this report, the underlying debt related to the Company's interest rate swap agreements was extinguished in January 1995 which will result in a net loss of approximately $1.4 million being included in the extraordinary loss in the first quarter of 1995. The Company may utilize interest rate swaps in the future to manage the cost of funds.

In 1994, due to increases in interest rates, the Company increased the discount rate used to measure obligations for pension and post-retirement benefits other than pensions. This change will decrease the Company's 1995 net periodic pension cost, however, adjustments to other assumptions used in accounting for the Company's defined benefit plans will likely result in a minimal impact on the overall cost.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1995 are projected to approximate $56.6 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of Unsecured 10 7/8% Senior Notes (Notes) and borrowings under the Credit Facility, will be sufficient over the next several years to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

The Company places its temporary cash investments in high credit quality financial instruments which are in accordance with the covenants of the Company's financing agreements. These securities mature within ninety days, and, therefore, bear minimal risk. The Company has not experienced any losses on its investments.

The Company faces intense competition in all of the business areas in which it operates. Many of the Company's competitors are substantially larger and therefore, the Company's earnings can be affected by the marketing and pricing policies of its competitors, as well as changes in raw material costs.

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

The Company has disclosed in Note I of Notes to Consolidated Financial Statements on page 31 of this report, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company.

Effects of Inflation and Changing Prices

The Company's Consolidated Financial Statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the dollar's purchasing power. In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs. As a result, depreciation would be greater if it were based on current replacement costs. However, since the replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits and mitigating increased depreciation and operating costs.

In recent years, crude oil and refined petroleum product prices have generally been falling which has resulted in a net reduction in working capital requirements. If the prices increase in the future, the Company will expect a related increase in working capital needs.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
Crown Central Petroleum Corporation and Subsidiaries
(Thousands of dollars)

                                                          December 31
Assets                                                  1994      1993
                                                      --------  --------
Current Assets
 Cash and cash equivalents                            $ 54,868  $ 52,021
 Accounts receivable, less allowance for
   doubtful accounts (1994--$1,908; 1993--$1,760)      128,984    91,413
 Recoverable and current deferred income taxes          16,075
 Inventories                                            94,933    86,811
 Other current assets                                    1,264       762
                                                      --------  --------
   Total Current Assets                                296,124   231,007

Investments and Deferred Charges                        40,125    42,908

Property, Plant and Equipment
 Land                                                   43,862    44,433
 Petroleum refineries                                  449,197   428,567
 Marketing facilities                                  183,638   182,473
 Pipelines and other equipment                          22,507    20,932
                                                      --------  --------
                                                       699,204   676,405
   Less allowance for depreciation                     331,377   294,142
                                                      --------  --------
    Net Property, Plant and Equipment                  367,827   382,263
                                                      --------  --------

                                                      $704,076  $656,178
                                                      ========  ========

See notes to consolidated financial statements

CONSOLIDATED BALANCE SHEETS
Crown Central Petroleum Corporation and Subsidiaries
(Thousands of dollars)


                                                          December 31
Liabilities and Stockholders' Equity                    1994      1993
                                                      --------  --------
Current Liabilities
 Accounts payable:
   Crude oil and refined products                     $150,877  $104,166
   Other                                                29,988    20,500
 Accrued liabilities                                    51,500    50,145
 Income taxes payable                                              3,264
 Current portion of long-term debt                      10,062     1,094
                                                      --------  --------
    Total Current Liabilities                          242,427   179,169

Long-Term Debt                                          96,632    65,579

Deferred Income Taxes                                   73,402    81,217

Other Deferred Liabilities                              31,154    31,860

Common Stockholders' Equity
 Class A Common Stock--par value $5 per share:
   Authorized--7,500,000 shares;
   issued and outstanding shares--
   4,817,392 in 1994 and 1993                           24,087    24,087

 Class B Common Stock--par value $5 per share:
   Authorized--7,500,000 shares;
   issued and outstanding shares--
   4,985,706 in 1994 and 5,015,206 in 1993              24,929    25,076

 Additional paid-in capital                             90,549    91,870

 Unearned restricted stock                              (1,266)

 Retained earnings                                     122,162   157,320
                                                      --------  --------
    Total Common Stockholders' Equity                  260,461   298,353
                                                      --------  --------

                                                      $704,076  $656,178
                                                      ========  ========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
Crown Central Petroleum Corporation and Subsidiaries
(thousands of dollars, except per share amounts)


                                                 Year Ended December 31
                                              1994        1993        1992
                                           ----------  ----------  ----------
Revenues
 Sales and operating revenues (including
   excise taxes of 1994--$380,610;
   1993--$296,228; 1992--$218,944)         $1,699,168  $1,747,411  $1,795,259

Operating Costs and Expenses
 Costs and operating expenses               1,602,104   1,604,696   1,659,796
 Selling and administrative expenses           84,754      91,714     102,805
 Depreciation and amortization                 42,644      41,873      41,526
 Sales and abandonments of property,
   plant and equipment                         16,001       2,331       1,264
                                           ----------  ----------  ----------
                                            1,745,503   1,740,614   1,805,391
                                           ----------  ----------  ----------
Operating (Loss) Income                       (46,335)      6,797     (10,132)
Interest and other income                       1,502       1,461           3
Interest expense                               (8,003)     (7,451)     (6,826)
                                           ----------  ----------  ----------
(Loss) Income Before Income Taxes
 and Cumulative Effect of Changes
 in Accounting Principles                     (52,836)        807     (16,955)

Income Tax (Benefit) Expense                  (17,430)      5,107      (3,677)
                                           ----------  ----------  ----------
(Loss) Before Cumulative Effect
 of Changes in Accounting Principles          (35,406)     (4,300)    (13,278)

Cumulative Effect to January 1, 1992
 of Change in Accounting for Postretirement
 Benefits Other Than Pensions (Net of Tax
 Benefit of $3,308)                                                    (5,631)

Cumulative Effect to January 1, 1992
 of Change in Accounting for Income Taxes                              13,403
                                           ----------  ----------  ----------

Net (Loss)                                 $  (35,406) $   (4,300) $   (5,506)
                                           ==========  ==========  ==========

Net (Loss) Per Share:
(Loss) Before Cumulative Effect
 of Changes in Accounting Principles       $    (3.63)  $    (.44)  $   (1.35)

Cumulative Effect to January 1, 1992
 of Change in Accounting for Postretirement
 Benefits Other Than Pensions                                            (.57)

Cumulative Effect to January 1, 1992
 of Change in Accounting for Income Taxes                                1.36
                                           ----------  ----------  ----------

Net (Loss) Income Per Share               $     (3.63) $     (.44) $     (.56)
                                           ==========  ==========  ==========

See notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
Crown Central Petroleum Corporation and Subsidiaries
(thousands of dollars, except per share amounts)



                                                           Addi-
                         Class A             Class B      tionalUnearned
                       Common Stock        Common Stock   Paid-InRestrictedRetained
                      Shares    Amount   Shares   Amount  CapitalStock  Earnings Total
                    ---------  ------- --------- ------- -------------- ----------------
Balance at
 January 1, 1992    4,817,392  $24,087 5,015,206 $25,076 $91,870       $169,714$310,747

Net (loss) for 1992                                                      (5,506) (5,506)

Cash dividends:
 Class A Common Stock
   --$.20 per share                                                        (964)   (964)
 Class B Common Stock
   --$.20 per share                                                      (1,003) (1,003)
                     ---------  ------- --------- ------- -------       ----------------
Balance at
 December 31, 1992  4,817,392   24,087 5,015,206  25,076  91,870        162,241 303,274

Net (Loss) for 1993                                                      (4,300) (4,300)

Adjustment to record
 minimum pension
 liability, net of
 deferred income tax
 benefit of $335                                                           (621)   (621)
                     ---------  ------- --------- ------- -------       ----------------
Balance at
 December 31, 1993  4,817,392   24,087 5,015,206  25,076  91,870        157,320 298,353

Net (loss) for 1994                                                     (35,406)(35,406)

Adjustment to minimum
 pension liability
 recorded in 1993,
 net of deferred
 income tax benefit
 of $133                                                                    248     248

Purchases of
 Common Stock                           (135,000)   (675) (2,059)                (2,734)

Stock registered to
 participants of
 stock incentive plans                   105,500     528   1,282$(1,810)

Market value adjustments
 to Unearned Restricted
 Stock                                                      (544)   544
                    ---------  ------- --------- ------- -------------- ---------------
Balance at
 December 31, 1994  4,817,392  $24,087 4,985,706 $24,929 $90,549$(1,266)$122,162$260,461
                    =========  ======= ========= ======= ====================== ========


See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
Crown Central Petroleum Corporation and Subsidiaries
(thousands of dollars)


                                                    Year Ended December 31
                                               1994        1993        1992
                                             --------    --------    --------
Cash Flows From Operating Activities
Net (loss)                                   $(35,406)   $ (4,300)   $ (5,506)
Reconciling items from net (loss) income to net
 cash provided by operating activities:
   Depreciation and amortization               42,644      41,873      41,526
   (Gain) loss on sales of property, plant
     and equipment                               (840)      2,331       1,264
   Write-down of Pasadena Refinery
     HDS equipment                             16,841
   Equity (earnings) loss in
     unconsolidated subsidiaries                  880        (651)      1,028
   Deferred income taxes                       (7,949)        (36)       (841)
   Other deferred items                           412         830         715
   Cumulative effect of changes in
     accounting principles                                             (7,772)
 Changes in assets and liabilities
   Accounts receivable                        (37,571)     21,507      (1,506)
   Recoverable income taxes                   (16,075)      2,690       6,742
   Inventories                                 (8,122)    (13,357)     31,953
   Other current assets                          (502)        641         330
   Crude oil and refined products payable      46,711     (30,250)    (13,303)
   Other accounts payable                       9,488       2,713      (2,555)
   Accrued liabilities                          1,355       1,623         876
   Income taxes payable                        (3,264)      3,264
                                             --------    --------    --------
   Net Cash Provided by Operating Activities    8,602      28,878      52,951
                                             --------    --------    --------

Cash Flows From Investment Activities
 Capital expenditures                         (34,359)    (40,860)    (38,003)
 Contract settlement regarding acquisition
   of La Gloria Oil and Gas Company                                     8,000
 Proceeds from sales of property,
   plant and equipment                          4,868       5,515       4,072
 Investment in subsidiaries                     (101)          (4)       (177)
 Deferred turnaround maintenance and other    (13,390)     (4,678)    (19,675)
                                             --------    --------    --------
   Net Cash (Used in) Investment Activities   (42,982)    (40,027)    (45,783)
                                             --------    --------    --------
Cash Flows From Financing Activities
 Proceeds from debt and credit
   borrowings                                  64,220       5,472      30,147
 Repayments of debt and credit
   agreement borrowings                       (24,199)       (376)    (57,486)
 Proceeds from interest rate
   swap terminations                                        2,403
 Net (issuances) repayments of long-term
   notes receivable                               (60)        167        (499)
 Purchases of common stock                     (2,734)
 Cash dividends                                                        (1,967)
                                             --------    --------    --------
   Net Cash Provided by (Used in)
     Financing Activities                      37,277       7,666     (29,805)
                                             --------    --------    --------
Net Increase (Decrease) in
 Cash and Cash Equivalents                      2,847      (3,483)    (22,637)

Cash and Cash Equivalents at
 Beginning of Year                             52,021      55,504      78,141
                                             --------    --------    --------
Cash and Cash Equivalents at End of Year     $ 54,868    $ 52,021    $ 55,504
                                             ========    ========    ========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
   Interest (net of amount capitalized)      $  6,608    $  4,249    $  5,610
   Income taxes                                 6,124       4,329       1,023

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crown Central Petroleum Corporation and Subsidiaries

Note A--Description of Business and Summary of Accounting Policies



Description of Business: Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day and another in Tyler, Texas with a rated capacity of 52,000 barrels per day. Its principal business is the wholesale and retail sale of its products in the Mid-Atlantic, Southeastern and Midwestern United States.

Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which operates the Tyler refinery, a pipeline gathering system in Texas and product terminals located along the Texas Eastern Pipeline system.

F Z Corporation, a wholly-owned subsidiary of the Company, is the parent company of two convenience store chains operating in six states, retailing both merchandise and gasoline.


The following summarizes the significant accounting policies and practices followed by the Company:

Principles of Consolidation: The consolidated financial statements include the accounts of Crown Central Petroleum Corporation and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Due to immateriality, the Company's investment in Tongue, Brooks & Company, Inc. and Tiara Insurance Company, two wholly-owned insurance subsidiaries, are accounted for using the equity method.


Cash and Cash Equivalents: Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

Accounts Receivable: The majority of the Company's accounts receivable relate to sales of petroleum products to third parties operating in the petroleum industry.


Inventories: The Company's crude oil, refined products, and convenience store merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

Property, Plant and Equipment: Property, plant and equipment is carried at cost. Costs assigned to property, plant and equipment of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation and amortization of plant and equipment are primarily provided using the straight-line method over estimated useful lives. Construction in progress is recorded in property, plant and equipment.

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

Environmental Costs: The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active, refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.

Sales and Operating Revenues: Sales and operating revenues and Costs and operating expenses include excise and other similar taxes. Resales of crude oil are recorded net of the related crude oil cost (first-in, first-out) in sales and operating revenues.

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

Interest Capitalization: Interest costs incurred during the construction and preoperating stages of significant construction or development projects is capitalized and subsequently amortized by charges to earnings over the useful lives of the related assets.

Amortization of Goodwill: The excess purchase price of acquisitions of businesses over the estimated fair value of assets acquired is being amortized on a straight-line basis over 20 years.

Financial Instruments and Hedging Activities - The Company periodically enters into interest rate swap agreements to effectively manage the cost of borrowings. All interest rate swaps are only subject to market risk as interest rates fluctuate. For interest rate swaps designated to the Company's long-term debt and accounted for as a hedge, the net amounts payable or receivable from periodic settlements under outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the shorter of the term of the underlying debt or the remaining term of the original swap agreement. Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

Other instruments are used to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These instruments generally allow for settlement at the end of their term in either cash or product.

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses represent the difference between the market price of refined products and the price of the derivative financial instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in inventory and other current assets and liabilities to the extent that the associated refined products have not been sold. A hedging strategy position generating an overall net unrealized loss is recognized in costs and operating expenses. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can limit the Company's ability to participate in an improvement in related refined product profit margins.

The Company is exposed to credit risk in the event of non-performance by counterparties on interest rate swaps, and futures, forwards and exchange traded options for crude and finished products, but the Company does not anticipate non-performance by any of these counterparties. The amount of such exposure is generally the unrealized gains in such contracts.


Note B--Inventories

Inventories consist of the following:

                                                              December 31
                                                        1994           1993
                                                      --------       --------
                                                       (thousands of dollars)
Crude oil                                             $ 53,359       $ 38,989
Refined products                                        74,299         60,519
                                                      --------       --------
 Total inventories at FIFO
   (approximates current costs)                        127,658         99,508
LIFO allowance                                         (45,125)       (25,828)
                                                      --------       --------
 Total crude oil and refined products                   82,533         73,680
                                                      --------       --------

Merchandise inventory at FIFO
 (approximates current cost)                             7,150          7,200
LIFO allowance                                          (2,110)        (2,387)
                                                      --------       --------
 Total merchandise                                       5,040          4,813
                                                      --------       --------

Materials and supplies inventory at FIFO                 7,360          8,318
                                                      --------       --------
 Total Inventory                                      $ 94,933       $ 86,811
                                                      ========       ========


Note C--Long-Term Debt and Credit Arrangements

Long-term debt consists of the following:

                                                              December 31
                                                          1994          1993
                                                         -------       -------
                                                        (thousands of dollars)
Unsecured 10.42% Senior Notes                           $ 60,000       $60,000

Unsecured Credit Agreement                                35,000

Purchase Money Lien                                        5,579         5,472

Other obligations                                          6,115         1,201
                                                        --------       -------
                                                         106,694        66,673

Less current portion                                      10,062         1,094
                                                        --------       -------
  Long-Term Debt                                        $ 96,632       $65,579
                                                         =======       =======

The aggregate maturities of long-term debt (excluding the scheduled maturities on the Unsecured 10.42% Senior Notes and the Unsecured Credit Agreement which were repaid in January 1995) through 1999 are as follows (in thousands):
1995 - $1,260;  1996 - $6,340;  1997 - $1,405;  1998 - $1,479;  1999 -
$771.

The unsecured 10.42% Senior Notes dated January 3, 1991, as amended (Notes) limit the payment of cash dividends on common stocks and require the maintenance of various covenants including minimum working capital, minimum fixed charge coverage ratio, and minimum consolidated tangible net worth, all as defined. The principal is scheduled to be repaid in seven equal annual installments commencing January 3, 1995. The Notes are repayable, at a premium, in whole or in part at any time at the option of the Company. As discussed in Note M - Subsequent Events, on January 25, 1995, the Company repaid the remaining principal balance on the Notes from the proceeds of a public debt offering.

The Purchase Money Lien is secured by certain service station equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is repayable in 60 monthly installments with a balloon payment of 10% of the principal payable in January 1999.

Under the terms of the Unsecured Credit Agreement dated May 10, 1993, as amended, (Credit Agreement) eight banks have committed a maximum of $125,000,000 to the Company for cash borrowings and letters of credit. There is a limitation of $50,000,000 for cash borrowings under the agreement. The Credit Agreement, which expires May 10, 1996, but contains a one year renewal option, allows for interest on outstanding borrowings to be computed under one of three methods based on the Base Rate, the London Interbank Offered Rate, or the Certificates of Deposit Rate (all as defined). The Credit Agreement limits the Company's borrowings outside the Agreement to a maximum of $125,000,000 of notes or bonds of the Company. The Credit Agreement limits indebtedness (as defined), cash dividends on common stocks and capital expenditures and requires the maintenance of various covenants including, but not limited to, minimum working capital, minimum consolidated tangible net worth, and a borrowing base, all as defined. Under the terms of the Notes and Credit Agreement, at December 31, 1994, the Company was limited to paying additional cash dividends of $9,803,098.

As of December 31, 1994, the Company had outstanding irrevocable standby letters of credit in the principal amount of $18.9 million and cash borrowings of $35 million. Unused commitments under the terms of the Credit Agreement totaling $71.1 million were available for future borrowings (subject to the $50,000,000 limitation described above) and issuance of letters of credit at December 31, 1994. The Company pays an annual commitment fee on the unused portion of the credit line. During the second quarter of 1994, the Company obtained an additional uncommitted line of credit with a major financial institution for up to $20 million in standby letters of credit, primarily for the purchase of crude oil. Under this agreement, the Company had no outstanding letters of credit as of December 31, 1994.

The following interest costs were charged to pre-tax income:

                                                    Year Ended December 31
                                                  -------------------------
                                                   1994      1993     1992
                                                  ------    ------   ------
                                                   (thousands of dollars)

Total interest costs incurred                    $ 8,288   $ 7,712  $ 7,754
Less: Capitalized interest                           285       261      928
                                                 -------   -------   ------
                              Interest Expense   $ 8,003   $ 7,451  $ 6,826
                                                 =======   =======  =======


Note D--Crude Oil and Refined Product Hedging Activities and Other Derivative Financial Instruments

The net deferred gain from crude oil and refined product hedging strategies at December 31, 1994 was $.2 million. Included in these hedging strategies are contracts maturing from January 1995 to May 1995. The Company is using these contracts to fix the purchase price of approximately 28% of its crude requirements, and the selling price of approximately 8% of its refined products, for the aforementioned period, at current related market prices. The Company is exposed to credit risk to the extent of counterparty non-performance on forward contracts. Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers non-performance credit risk to be remote.

As of December 31, 1994, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998.

The following is a summary, by year of maturity, of the Company's outstanding interest rate swap agreements:


                                   Instruments Expected to Mature in
                                      1996        1997       1998
                                    --------    --------   --------
                                         (thousands of Dollars)

Interest rate swaps                   $17,500     $15,000    $15,000
Average variable pay rates assuming
 current market conditions               7.04%       6.89%      7.00%
Average fixed rate received              5.14%       5.36%      5.67%



The variable interest rates to be paid by the Company are reset on various predetermined dates which range from January 1995 to March 1998 and are based on the London Interbank Offered Rate (LIBOR).

The termination of existing interest rate swap agreements as of December 31, 1994 would result in a loss of approximately $ 2.7 million. During 1993, the Company terminated certain other interest rate swap agreements resulting in deferred gains of $1.3 million at December 31, 1994 and $1.9 million at December 31, 1993. As a result of its interest rate swap program, the Company's effective interest rate on the Notes for 1994 was reduced from approximately 10.5% to approximately 9.2% per annum. The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the interest rate swap agreements; however, management considers the risk of default to be remote. As discussed in Note M - Subsequent Events, the underlying debt related to these interest rate swap agreements was extinguished in January 1995 which will result in the net loss of approximately $1.4 million being included in the extraordinary loss in the first quarter of 1995.

Note E--Income Taxes

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                    1994          1993
                                                 ---------      --------
                                                 (thousands of dollars)
Deferred tax liabilities:
  Depreciation and amortization                  $ (56,715)    $ (58,095)
  Difference between book and tax basis of
    property, plant and equipment                  (28,880)      (30,945)
  Other                                            (18,748)      (16,768)
                                                 ---------     ---------
    Total deferred tax liabilities                (104,343)     (105,808)

Deferred tax assets:
  Postretirement and pension obligations             5,804         5,596
  Environmental, litigation and other accruals      11,542         9,734
  Construction and inventory cost not
    currently deductible                             4,006         1,436

  Other                                              9,589         7,825
                                                 ---------     ---------
    Total deferred tax assets                       30,941        24,591
                                                 ---------     ---------
      Net deferred tax liabilities               $ (73,402)    $ (81,217)
                                                 =========     =========

No valuation allowance is considered necessary for the above deferred tax assets. The company has tax credit carryforwards of $1,615,000 which expire in the year 2004 through 2009, along with net operating loss carryforwards of $19,890,000 which expire in the year 2009.

Recoverable and current deferred income taxes includes an income tax receivable for the anticipated refund from the current use of net operating losses and the estimated benefit from net operating loss carryforwards that will be used in 1995.

Significant components of the income tax (benefit) provision for the years ended December 31 follows. With the passage of the Tax Act of 1993, the Company's federal statutory income tax rate increased from 34% to 35% effective January 1, 1993. The effect of the change in statutory rate was to increase the 1993 net (loss) by $2,252,000 or $.23 per share.

                                             1994     1993      1992
                                          ---------  -------   -------
                                              (thousands of dollars)
Current:
  Federal                                  $(14,541) $ 5,278   $(3,230)
  State                                        (586)   1,779       872
                                           --------  -------   -------
    Total Current                           (15,127)   7,057    (2,358)

Deferred:
  Federal                                    (2,188)  (3,642)   (1,485)
  State                                        (115)    (560)      166
                                           --------  -------   -------
      Total Deferred                         (2,303)  (4,202)   (1,319)
Federal tax rate increase                              2,252
                                           --------  -------   -------
  Income Tax Expense (Benefit)             $(17,430) $ 5,107   $(3,677)
                                           ========  =======   =======

Current state tax provision includes franchise taxes of $1,000,000, $1,275,000 and $1,300,000 for the years 1994, 1993 and 1992, respectively.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended
December 31:

                                                       1994      1993    1992
                                                     -------   -------  ------
                                                       (thousands of dollars)
Income tax (benefit) expense calculated
  at the statutory federal income tax rate          $(18,492)   $  282 $(5,765)
Amortization of goodwill and purchase adjustments        330       330     321
State taxes (net of federal benefit)                    (700)      798     685
Federal tax rate increase                                        2,252
Other                                                  1,432     1,445   1,082
                                                    --------    ------ -------
  Income Tax Expense (Benefit)                      $(17,430)   $5,107 $(3,677)
                                                    ========    ====== =======

Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

The $13,403,000 cumulative effect benefit of applying SFAS 109 reduced the net loss for 1992. One of the requirements of SFAS 109 is that deferred taxes be recorded for the tax effects of differences between assigned values and the tax bases of assets acquired in purchase business acquisitions. Previously, under the provisions of Accounting Principles Board Opinion No. 11 "Accounting for Income Taxes", acquired assets were recorded net of such tax effects. The adoption of SFAS 109 resulted in total increases in inventory and net property, plant and equipment of $38 million relating to the acquisitions of the Fast Fare and Zippy Mart convenience store chains and La Gloria Oil and Gas Company, with related increases in the liability for deferred income taxes. The write-up of net property, plant and equipment will be depreciated over the remaining life of the related assets and such depreciation is offset by a credit to the deferred tax provision.


Note F--Capital Stock and Net Income Per Common Share

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors.
Net (loss) per share for 1994 is based upon the weighted average of common shares outstanding of 9,742,598. Net (loss) per share for 1993 and 1992 is based upon the 9,832,598 common shares outstanding for both years.

Note G--Long-Term Incentive Plan

At the Annual Meeting held on April 28, 1994, the stockholders approved the 1994 Long-Term Incentive Plan (Plan). Under the Plan, the Company may distribute to selected employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan over a five year period. During the second quarter of 1994, the Company acquired 135,000 shares of Class B Common Stock at a cost of $2,734,000 which could be required for use in connection with the awards of stock and options under the Plan during the first year. The balance sheet caption "Unearned restricted stock" is charged for the market value of restricted shares at their grant date and changes in the market value of shares outstanding until the vesting date, and is shown as a reduction of stockholders' equity.

Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1994, 105,500 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

Non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options becoming exercisable at 33 1/3% per year after a one-year waiting period.

Shares of Class B Common Stock available for issuance under options or awards amounted to 885,650 at December 31, 1994.


                                          Year Ended December 31, 1994
                                          Common         Price Range
                                          Shares          per share
                                         --------     -----------------
Options granted                           109,800     $16 1/4 - $16 7/8
Options canceled                             (950)     16 7/8
                                          -------
Options outstanding - December 31, 1994   108,850
                                          =======

Note H--Employee Benefit Obligations

The Company has a defined benefit pension plan covering the majority of full-time employees. The Company also has several defined benefit plans covering only certain senior executives. Plan benefits are generally based on years of service and employees' average compensation. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law. Plan assets consist principally of fixed income securities and stocks.


Net periodic pension costs consisted of the following components:

                                                       Year Ended December 31
                                                       1994      1993    1992
                                                    --------  -------- -------
                                                      (thousands of dollars)
Service cost - benefit earned during the year       $  4,666  $  4,002 $ 3,672
Interest cost on projected benefit obligations         6,566     6,326   5,895
Actual loss (return) on plan assets                    1,455   (11,738)(10,217)
Total amortization and deferral                       (8,733)    5,324   4,875
                                                    --------  -------- -------
  Net periodic pension costs                        $  3,954  $  3,914 $ 4,225
                                                    ========  ======== =======

Assumptions used in the accounting for the defined benefit plans as of December 31 were:

                                                       1994      1993    1992
                                                     -------   ------- -------
Weighted average discount rates                        8.75%     7.25%   8.25%
Rates of increase in compensation levels               4.00%     4.00%   5.00%
Expected long-term rate of return on assets            9.50%     9.50%   9.50%

                                          -29-

The following table sets forth the funded status of the plans in which assets exceed accumulated benefits:

                                                              December 31
                                                          1994          1993
                                                         -------       -------
                                                        (thousands of dollars)
Actuarial present value of benefit obligations:
 Vested benefit obligation                               $65,073       $68,817
                                                         -------       -------
 Accumulated benefit obligation                          $67,350       $71,552
                                                         -------       -------
 Projected benefit obligation                            $80,164       $86,728

Plan assets at fair value                                 76,090        78,573
                                                         -------       -------

Projected benefit obligation (in excess of) plan assets   (4,074)       (8,155)
Unrecognized net loss                                      5,644         9,532
Prior service (benefit) not yet recognized in net
 periodic pension cost                                    (1,141)       (1,081)
Unrecognized net (asset) at
 beginning of year, net of amortization                   (2,228)       (2,495)
                                                         -------       -------
Net pension liability                                    $(1,799)      $(2,199)
                                                         =======       =======

The following table sets forth the funded status of the plans in which accumulated benefits exceed assets:

                                                               December 31
                                                            1994         1993
                                                           -------      -------
                                                         (thousands of dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                                $ 5,163      $ 5,339
                                                           -------      -------
  Accumulated benefit obligation                           $ 5,163      $ 5,339
                                                           -------      -------
  Projected benefit obligation                             $ 5,189      $ 5,376

Plan assets at fair value                                        0            0
                                                           -------      -------

Projected benefit obligation (in excess of) plan assets     (5,189)      (5,376)
Unrecognized net loss                                          812         1224
Prior service (benefit) not yet recognized
  in net periodic pension cost                                (212)        (231)
Unrecognized net obligation at
  beginning of year, net of amortization                     1,605        1,834
Adjustment required to recognize minimum liability          (2,179)      (2,790)
                                                           -------      -------
Net pension liability                                      $(5,163)     $(5,339)
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

The following table sets forth the accrued postretirement benefit cost of these plans recognized in the Company's Balance Sheet:


                                                             December 31
                                                          1994          1993
                                                       -----------    ---------
                                                        (thousands of dollars)
Accumulated postretirement benefit obligation (APBO):
  Retirees                                                  $5,496       $5,491
  Fully eligible active plan participants                    1,280        1,460
  Other active plan participants                             1,752        2,186
  Unrecognized net gain                                        363            4
  Unrecognized prior service cost                              668          353
                                                            ------       ------
   Accrued postretirement benefit cost                      $9,559       $9,494
                                                            ======       ======

The weighted average discount rate used in determining the APBO was 8.75% and 7.25% in 1994 and 1993, respectively.

Net periodic postretirement benefit cost include the following components:

                                                           December 31
                                                      1994    1993   1992
                                                     -----   -----  -----
Service cost                                          $193    $161   $161
Interest cost on accumulated
  postretirement benefit obligation                    680     765    756
Total amortization and deferral                        (29)
                                                      ----    ----   ----
   Net periodic postretirement benefit cost           $844    $926   $917
                                                      ====    ====   ====

The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis as in prior years.

A 12% increase in the cost of medical care was assumed for 1994. This medical trend rate is assumed to decrease 1% annually to 9% in 1997, and decrease to 0% thereafter as a result of the expense cap in 1998. The medical trend rate assumption affects the amounts reported. For example, a 1% increase in the medical trend rate would increase the APBO by $453,000, and the net periodic cost by $49,000 for 1994.

In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112). SFAS 112 requires the accrual of the expected costs of providing certain benefits after employment, but before retirement, such as health care continuation coverage. The adoption of SFAS 112 did not materially affect the 1994 or 1993 net loss.

Note I--Litigation and Contingencies

The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1994. The Company has consulted with counsel with respect to each such preceding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company.

The Company's federal income tax returns for the 1988 and 1989 fiscal years are currently under examination by the Internal Revenue Service. In conjunction with this examination, certain Notices of Proposed Adjustments have been received recently. The Company is currently evaluating these matters, but while an estimate cannot be determined at this time, the Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $15.7 million as of December 31, 1994 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statement of operations for the years ended December 31, 1994, 1993 and 1992 were costs related to environmental remediation in the amount of $1.9 million, $6.3 million and $5.2 million, respectively.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on the results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.


Note J--Noncancellable Lease Commitments

The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, an airplane, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other equipment and four to eight years for transportation equipment. The airplane lease commenced in 1992 and has a term of seven years. The majority of service station properties have lease terms of 20 years. The average lease term for convenience stores is approximately 12 years. The Corporate Headquarters office lease has a ten year term beginning in 1993. Certain of these leases have renewal provisions.

Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1994 are as follows (in thousands):

           1995                                    $10,030
           1996                                      9,819
           1997                                      8,831
           1998                                      8,023
           1999                                      8,292
           After 1999                               43,630
                                                   -------
           Total Minimum Lease Payments            $88,625
                                                   =======

Rental expense for the years ended December 31, 1994, 1993 and 1992 was $13,658,000, $14,620,000 and $16,487,000, respectively.

Note K--Investments and Deferred Charges

Investments and deferred charges consist of the following:

                                                  December 31
                                                1994      1993
                                               -------   -------
                                          (thousands of dollars)
     Deferred turnarounds                      $15,874   $15,844
     Goodwill                                    9,970    10,883
     Investments in subsidiaries                 5,745     6,601
     Long-term notes receivable                  3,029     2,969
     Intangible pension asset                    1,605     1,834
     Deferred financing costs                      918     1,121
     Deferred proceeds - tax exchanges              14     1,067
     Other                                       2,970     2,589
                                               -------   -------
       Investments and Deferred Charges        $40,125   $42,908
                                               =======   =======

Accumulated amortization of goodwill was $6,888,000 and $5,974,000 at December 31, 1994 and 1993, respectively.

Note L--Fair Value of Financial Instruments

The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable, long-term debt and interest rate swap agreements to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1994 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-term Debt at December 31, 1994 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements except for the Senior Notes retired in January 1995 which were included in the approximate fair value at the actual cost of retirement. The fair value of the Company's interest rate swap agreements is estimated based on termination values or quoted market prices of comparable contracts at December 31, 1994. The fair value of its investments in subsidiaries is considered to be their carrying amount since these investments do not have quoted market prices.


The following summarizes the carrying amounts and related approximate fair values as of December 31, 1994 of the Company's financial instruments whose carrying amounts do not equal its fair value:

                                              Carrying Approximate
                                               Amount   Fair Value
                                              -------- -----------
                                            (thousands of dollars)
Assets

  Long-Term Notes Receivable                   $ 3,029     $ 3,020

Liabilities

  Long-Term Debt                                96,632      98,846

  Interest Rate Swap Agreements                     99       2,700


Note M--Subsequent Events

On January 24, 1995, the Company completed the sale of $125 million of Unsecured 10 7/8% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million and $8 million was used to reduce amounts outstanding under the Company's unsecured bank lines. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. There are no sinking fund requirements on the Notes and, at the Company's option, up to $37.5 million may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. The retirement of the Company's outstanding 10.42% Senior Notes will result in a net extraordinary loss in the first quarter of 1995 of approximately $3.1 million.

REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Crown Central Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


As discussed in Notes E and H of the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.


                                                    Ernst & Young LLP
                                                    Ernst & Young LLP

Baltimore, Maryland
February 23, 1995
                                -34-


                                        UNAUDITED
QUARTERLY RESULTS OF OPERATIONS
                  Crown Central Petroleum Corporation and Subsidiaries
                    (thousands of dollars, except per share amounts)

                                     First     Second  Third    Fourth
                                    Quarter   Quarter  Quarter  Quarter     Yearly
                                    --------  -------- -------- -------- ----------
1994
Sales and operating revenues        $393,586  $453,423 $468,275 $383,884 $1,699,168
Gross profit                          50,171    19,279   11,278   16,336     97,064
Net income (loss)                      8,660    (7,286) (26,608) (10,172)   (35,406)
Net income (loss) per share              .88      (.74)   (2.71)   (1.06)     (3.63)

1993
Sales and operating revenues        $413,302  $447,777 $455,691 $430,641 $1,747,411
Gross profit                          26,623    33,799   33,977   48,316    142,715
Net (loss) income                     (5,720)   (2,266)  (3,256)   6,942     (4,300)
Net (loss) income per share             (.58)     (.23)    (.33)     .70       (.44)

Gross profit is defined as sales and operating revenues less costs and operating expenses
(including applicable property and other operating taxes).

Per share amounts are based upon the actual number of common shares outstanding each quarter.

The net loss in the third quarter of 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million relating to the abandonment of plans to construct a hydrodesuphurization unit at the Pasadena refinery.



Item 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not filed a Form 8-K within the last twenty-four (24) months reporting a change of independent auditors or any disagreement with the independent auditors.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of Crown Central Petroleum Corporation's executive officers, their ages and their positions and offices as of March 1, 1995:


Henry A. Rosenberg, Jr. (65)
Director since 1955 and Chairman of the Board and Chief Executive Officer since May 1975. Also a director of Signet Banking Corporation and USF&G Corporation.

Charles L. Dunlap (51)
Director and President and Chief Operating Officer since December 1991. Served as a Director and Executive Vice President of Pacific Resources, Inc. from 1985 until employment by the Company.

Phillip W. Taff (53)
Senior Vice President - Finance and Chief Financial Officer since June 1994. Director of the Company from 1992 until his employment by the Company. Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Greyhound Lines, Inc. from April 1993 to May 1994. Senior Vice President and Chief Financial Officer of American Trading and Production Company from May 1991 to April 1993. Executive Vice President of PHH Corporation and President of PHH Fleet America from April 1987 to April 1991.

Edward L. Rosenberg (39)
Senior Vice President - Administration - Corporate Development and Long Range Planning since June 1994; Senior Vice President - Finance and Administration from December 1991 to June 1994; Vice President - Supply
& Transportation from October 1990 to December 1991; Vice President - Corporate Development from August 1989 to October 1990.Edward L. Rosenberg is the son of Henry A. Rosenberg, Jr., and the brother of Frank
B. Rosenberg.

John E. Wheeler, Jr. (42)
Senior Vice President - Treasurer and Controller since June 1994; Vice President - Treasurer and Controller from December 1991 to June 1994; Vice President - Controller from March 1984 to December 1991.

Thomas L. Owsley (54)
Vice President - Legal since April 1983.

Randall M. Trembly (48)
Vice President - Refining since December 1991; Vice President-Treasurer from October 1987 to December 1991.

Paul J. Ebner (37)
Vice President - Marketing Support Services since December 1991; General Manager - Marketing Support Services from November 1988 to December 1991.

J. Michael Mims (45)
Vice President - Human Resources since June 1992. Vice President - Internal Auditing and Consulting Services from December 1991 to June 1992; Director of Internal Auditing from September 1983 to December 1991.

George R. Sutherland, Jr. (50)
Vice President - Supply and Transportation since July 1992. Senior Vice President - Trading of Pacific Resources, Inc. from 1989 until employment by the Company.

Frank B. Rosenberg (36)
Vice President - Marketing since January 1993; Southern Marketing Division Manager from January 1992 to January 1993; Vice President - Wholesale Marketing - La Gloria Oil and Gas Company from October 1990 to January 1992; Manager - Economics, Planning and Scheduling from October 1989 to October 1990. Frank B. Rosenberg is the son of Henry
A. Rosenberg, Jr. and the brother of Edward L. Rosenberg.

Dolores B. Rawlings (57)
Secretary since November 1990; Assistant to the Chairman and Assistant Secretary from April 1988 to November 1990.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years. The information required in this Item 10 regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 22, 1995.

Item 11.  EXECUTIVE COMPENSATION

The information required in this Item 11 regarding executive compensation is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 22, 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

The information required in this Item 12 regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 22, 1995.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 23, 1995.

                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a) (1)                   LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Crown Central
Petroleum Corporation and subsidiaries, are included in Item 8 on pages 18 through 33 of this report:

     Consolidated Statements of Operations -- Years ended December 31, 1994, 1993 and 1992

     Consolidated Balance Sheets -- December 31, 1994 and 1993

     Consolidated Statements of Changes in Common Stockholders' Equity -- Years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements -- December 31, 1994

(a) (2)          LIST OF FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

(b) Amendment dated December 20, 1993 to the Credit Agreement dated as of May 10, 1993 was previously filed with the Registrant's Form 10-K for the year ended December 31, 1993, herein incorporated by reference.

(c) Amendment dated as of September 30, 1994 to the Credit Agreement dated as of May 10, 1993 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994 as Exhibit 4(a), herein incorporated by reference.

(d)   Note Purchase Agreement dated January 3, 1991 between the
      Registrant and a group of institutional lenders was previously filed with the Registrants Form 8-K dated January 3, 1991, herein incorporated by reference.

(e) Amendment dated as of February 14, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-K for the year ended December 31, 1991 as
      Exhibit 19 (c), herein incorporated by reference.

(f) Amendment dated as of November 10, 1992 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrants Form 10-Q for the quarter ended September 30, 1992 as
      Exhibit 19 (d), herein incorporated by reference.

(g) Amendment dated as of September 30, 1994 to the Note Purchase Agreement dated January 3, 1991 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994 as Exhibit 4(b), herein incorporated by reference.

(h) Form of Indenture for the Registrant's 10 7/8% Senior Notes due 2005 filed on January 17, 1995 as Exhibit 4.1 of Amendment No. 3 to Registration Statement on Form S-3, Registration No. 33-56429, herein incorporated by reference.

 10   Material Contracts

(a) Crown Central Petroleum Retirement Plan effective as of July 1, 1993, was previously filed with the Registrant's Form 10-K for the year ended December 31, 1993 as Exhibit 10(a), herein incorporate by reference.

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

(e) The Long-Term Performance Reward Plan as in effect for the ninth performance cycle (1993/1994/1995) was previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1993, as
      Exhibit  19(a), herein incorporated by reference.

(f) The 1994 Long-Term Incentive Plan was previously filed as an Exhibit to the Registrant's Proxy Statement dated March 24, 1994, herein incorporated by reference.

(g) Advisory and Consultancy Agreement dated October 28, 1993 between Jack Africk, Director and Crown Central Petroleum Corporation was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994 as Exhibit 99, herein incorporated by reference.

(h) The Employment Agreement between Charles L. Dunlap, President and Crown Central Petroleum Corporation, dated October 29, 1991 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1991 as Exhibit 19(a), herein incorporated by reference.

(i) Employees Supplementary Savings Plan filed on February 27, 1995 as Exhibit 4 of Registration Statement on Form S-8 Registration No. 33-57847, herein incorporated by reference.

 11   Statement re:  Computation of Earnings Per Share
      Exhibit 11 is included on page 41 of this report.

 13 Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
      (a) Shareholders' Letter dated February 28, 1995.
      (b) Financial Summary, Operating Summary and Key Financial
          Statistics.
      (c) Directors and Officers of the Company.
      (d) Corporate Information.


 21   Subsidiaries of the Registrant
      Exhibit 21 is included on page 42 of this report.

 23   Consent of Independent Auditors
      Exhibit 23 is included on page 43 of this report.

 24   Power of Attorney
      Exhibit 24 is included on page 44 of this report.


 99   Form 11-K will be filed under cover of Form 10-KA by June 29, 1995.


(b)   REPORTS ON FORM 8-K
      There were no reports filed on Form 8-K for the three months ended December 31, 1994.

NOTE: Certain exhibits listed on pages 38 through 40 of this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.

                                                           EXHIBIT 11


CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
(thousands of dollars except per share amounts)




                                                     Year Ended December 31
                                                   1994        1993      1992
                                                 --------    -------     -------
Primary and Fully Diluted Earnings Per Share
 Net (loss) applicable to common shares         $  (35,406) $   (4,300) $   (5,506)
                                                ==========  ==========  ==========

Shares outstanding as reported at December 31,
 1993, 1992 and 1991, respectively               9,832,598   9,832,598   9,832,598

Weighted average effect of 135,000 shares
 of common stock purchased in May 1994             (90,000)
                                                 ---------

Weighted average number of common shares
 outstanding, as adjusted at December 31         9,742,598   9,832,598   9,832,598
                                                ==========  ==========  ==========

Net (loss) per common share                     $    (3.63) $     (.44) $     (.56)
                                                ==========  ==========  ==========

                                          -41-

                                                           EXHIBIT 21




                            SUBSIDIARIES


1. Subsidiaries as of December 31, 1994, which are consolidated in the financial statements of the Registrant; each subsidiary is 100% owned and doing business under its own name.

                                                    Nation or State
    Subsidiary                                      of Incorporation
    ----------                                      ----------------
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


2. Subsidiaries as of December 31, 1994, which are included in the Consolidated Financial Statements of the Registrant on an equity basis; each subsidiary is 100% owned and doing business under its own name.

                                                    Nation or State
    Subsidiary                                      of Incorporation
    ----------                                      ----------------
    Tiara Insurance Company                         Vermont
    Tongue, Brooks & Company, Inc.                  Maryland
    Health Plan Administrators, Inc.                Maryland

                                                           EXHIBIT 23

                   CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-53457) pertaining to the 1994 Long Term Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings Plan of Crown Central Petroleum Corporation and Subsidiaries of our report dated February 23, 1995, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1994.






                                                    ERNST & YOUNG LLP

Baltimore, Maryland
March 15, 1995

                                                           EXHIBIT 24

                          POWER OF ATTORNEY



We, the undersigned officers and directors of Crown Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., Charles
L. Dunlap, Edward L. Rosenberg, Phillip W. Taff, John E. Wheeler, Jr. and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 1994 pursuant to the requirements of
Section 13 or 15(d) of the Securities and Exchange Act of 1934 and all amendments thereto.


Signature                  Title                               Date
- ---------                  -----                              -----

Henry A. Rosenberg, Jr.    Chairman of the Board and         2/23/95
Henry A. Rosenberg, Jr.    Chief Executive Officer
                           (Principal Executive Officer)

C. L. Dunlap               Director, President and Chief     2/23/95
Charles L. Dunlap          Operating Officer

Jack Africk                Director                          2/23/95
Jack Africk

George L. Bunting, Jr.     Director                          2/23/95
George L. Bunting, Jr.

Michael F. Dacey           Director                          2/23/95
Michael F. Dacey

Robert M. Freeman          Director                          2/23/95
Robert M. Freeman

Thomas M. Gibbons          Director                          2/23/95
Thomas M. Gibbons

Patricia A. Goldman        Director                          2/23/95
Patricia A. Goldman

Peter J. Holzer            Director                          2/23/95
Peter J. Holzer

William L. Jews            Director                          2/21/95
William L. Jews

Malcolm  McNair            Director                          2/23/95
Malcolm McNair

Phillip W. Taff            Senior Vice President - Finance and2/23/95
Phillip W. Taff            Chief Financial Officer
                           (Principle Financial Officer)

John E. Wheeler, Jr.       Senior Vice President - Treasurer and2/23/95
John E. Wheeler, Jr.       Controller
                           (Principal Accounting Officer)

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

                                      CROWN CENTRAL PETROLEUM CORPORATION


                                      By              *

                                         --------------------------------
                                         Henry A. Rosenberg, Jr.
                                         Chairman of the Board and Chief
                                         Executive Officer


                                      By              *

                                         --------------------------------
                                         Phillip W. Taff
                                         Senior Vice President - Finance
                                         and Chief Financial Officer


                                      By John E. Wheeler, Jr.
                                         -------------------------------
                                         John E. Wheeler, Jr.
                                         Senior Vice President -
                                         Treasurer and Controller

Date: March 16, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 16, 1995 by the following persons on behalf of the registrant and in the capacities indicated:


            *                                        *
- --------------------------------         -------------------------------
Jack Africk, Director                    Patricia A. Goldman,
                                         Director


            *                                        *
- --------------------------------         -------------------------------
George L. Bunting, Jr., Director         Peter J. Holzer, Director


            *                                        *
- --------------------------------         -------------------------------
Michael F. Dacey, Director               William L. Jews, Director


            *                                        *
- --------------------------------         -------------------------------
Charles L. Dunlap, Director              Malcolm McNair, Director
President and Chief Operating Officer


            *                                        *
- ---------------------------------        -------------------------------
Robert M. Freeman, Director              Henry A. Rosenberg, Jr.,
                                         Director
                                         Chairman of the Board and Chief
                                         Executive Officer


            *
- ---------------------------------
Thomas M. Gibbons, Director



                                         *By Power of Attorney
                                          (John E. Wheeler, Jr.)