Form 10-Q
period 1995-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-05-15
CIK 25885

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                           FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1995

                               OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to

                 COMMISSION FILE NUMBER 1-1059

              CROWN CENTRAL PETROLEUM CORPORATION
     (Exact name of registrant as specified in its charter)

         Maryland                    52-0550682
(State or other jurisdiction of(I.R.S. Employer Identification
Number)
incorporation or organization)

One North Charles Street, Baltimore, Maryland            21201
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     410-539-
7400


                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                      YES  X       NO

The number of shares outstanding at April 30, 1995 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,135,506 shares, respectively.

         CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                          Table of Contents








                                                               PAGE

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
        March 31, 1995 and December 31, 1994                     3-4

        Consolidated Condensed Statements of Operations
        Three months ended March 31, 1995 and 1994               5

        Consolidated Condensed Statements of Cash Flows
        Three months ended March 31, 1995 and 1994               6

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                     7-11

Item 2  - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      11-14


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                     15

Item 6  - Exhibits and Reports on Form 8-K                      15

        Exhibit 10 - Material Contracts

        Exhibit 19 - Previously Unfiled Documents

         Exhibit 20 - Interim Report to Stockholders for the three months ended March 31, 1995

        Exhibit 27 - Financial Data Schedule


SIGNATURE                                                       15

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements



              CONSOLIDATED CONDENSED BALANCE SHEETS
      Crown Central Petroleum Corporation and Subsidiaries
                     (Thousands of dollars)




                                           March 31    December 31
Assets
1995                                    1994
                                      ------------------------------
                                                  (Unaudited)
Current Assets
  Cash and cash equivalents                $  52,293  $  54,868

  AAccounts receivable - net                 90,019     128,984
  Recoverable and current deferred income taxes          19,303        16,075
  Inventories                                87,074      94,933
  Other current assets                          8,997     1,264
                                           ----------------------
     Total Current Assets                   257,686     296,124






Investments and Deferred Charges             41,860      40,125






Property, Plant and Equipment               703,988     699,204
  Less allowance for depreciation            337,479    331,377
                                           ------------------------
   Net Property, Plant and Equipment       366,509      367,827


                                       ------------------------



                                          $ 666,055  $ 704,076
                                            =======     =======


See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED BALANCE SHEETS
      Crown Central Petroleum Corporation and Subsidiaries
                     (Thousands of dollars)




                                       March 31     December 31
Liabilities and Stockholders' Equity          1995              1994
                                  ---------------------------------
                                             (Unaudited)
Current Liabilities
  Accounts payable:
   Crude oil and refined products          $ 111,778 $ 150,877
   Other                                     19,367      29,988
  Accrued liabilities                        50,142      51,500
  Current portion of long-term debt               1,701     10,062
                                           ------------------------
     Total Current Liabilities              182,988     242,427

Long-Term Debt                              129,570      96,632

Deferred Income Taxes                        72,794      73,402

Other Deferred Liabilities                   30,418      31,154

Common Stockholders' Equity
  Common stock, Class A - par value $5 per share:
   Authorized shares--7,500,000; issued and
    outstanding  shares--4,817,392  in  1995  and  1994         24,087
24,087                                     Common stock, Class B - par
value $5 per share:
   Authorized shares--7,500,000; issued and
   outstanding shares--5,135,506 in 1995 and
   4,985,706 in 1994                         25,678      24,929
  Additional paid-in capital                 91,979      90,549
  Unearned restricted stock                 (3,446)     (1,266)
  Retained earnings                           111,987   122,162
                                           ------------------------
     Total Common Stockholders' Equity      250,285     260,461


                                           ------------------------


                                          $ 666,055  $ 704,076
                                            =======     =======






See notes to unaudited consolidated condensed financial statements.

                               -4-



         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      Crown Central Petroleum Corporation and Subsidiaries
        (Thousands of dollars, except per share amounts)


                                            (Unaudited)
                                       Three Months Ended March 31
                                    1995          1994
                                ----------------------------
Revenues
  Sales and operating revenues (including excise taxes
   of 1995--$100,591; 1994--$93,556) $  445,424  $   393,586

Operating Costs and Expenses
  Costs and operating expenses       422,164         343,415
  Selling and administrative expenses                20,005      22,060
  Depreciation and amortization        9,492          10,631
  Sales of property, plant and equipment                243
(323)
                                     ---------------------------
                                         451,904       375,783
                                     ---------------------------

Operating (Loss) Income              (6,480)          17,803
 Interest and other income                748            393
 Interest expense                           (3,475)       (1,911)
                                     ---------------------------

(Loss) Income Before Income Taxes     (9,207)         16,285

Income Tax (Benefit) Expense                (2,289)         7,625
                                     ---------------------------

(Loss) Income Before Extraordinary Item              (6,918)     8,660

Extraordinary (Loss) from Early
  Extingiushment of Debt (net of income
   tax benefit of $2,039)                   (3,257)
                                     ---------------------------

Net (Loss) Income                    $   (10,175)$      8,660
                                     ========       ========

Net (Loss) Income Per Share:
  (Loss) Income Before Extraordinary Item      $        (.71)     $          .88

Extraordinary (Loss) from Early
  Extingiushment of Debt                         (.33      )
                                     --------------         ----------
- ---

Net   (Loss)  Income  Per  Share           $         (1.04          )$
.88
                                     =========              ========



See notes to unaudited consolidated condensed financial statements.

                               -5-


         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      Crown Central Petroleum Corporation and Subsidiaries
                     (Thousands of dollars)



                                            (Unaudited)
                                       Three Months Ended March 31
                                         1995        1994
                                     -----------------------
Net Cash Flows From Operating Activities
  Net cash from operations before
   changes in working capital        $      1,636$  19,454
  Net changes in working capital items             (15,215)          (17,926)
                                     --------------------------

   Net Cash (Used in) Provided by
     Operating Activities                 (13,579)       1,528
                                     --------------------------



Cash Flows From Investment Activities
  Capital expenditures                (6,602)        (7,558)                )
  Proceeds from sales of property, plant
   and equipment                          406          3,004
  Deferred turnaround maintenance     (1,750)          (191)
  Other charges to deferred assets         (2,442)        (545)
                                     -------------------------

   Net Cash (Used in) Investment Activities         (10,388)          (5,290)
                                     -------------------------



Cash Flows From Financing Activities
  Proceeds from debt and credit agreement borrowings                  142,887   1,228     )
  (Repayments) of debt and credit agreement borrowings              (121,567)   (207)
  Net cash flows from long-term
   notes receivable                              72        (667)
                                     ------------------------

   Net Cash Provided by Financing Activities          21,392              354
                                     ------------------------


Net (Decrease) in Cash and Cash Equivalents     $    (2,575)      $   (3,408)
                                     ========        =======


See notes to unaudited consolidated condensed financial statements.

                               -6-

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

March 31, 1995


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

At March 31, 1995, approximately 170,000 barrels of crude oil and refined products, or approximately $3.4 million of inventory, were held in excess of anticipated year-end quantities, excluding crude oil held for resale, and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three months ended March 31, 1995 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences.

Financial Instruments and Hedging Activities - The Company periodically enters into interest rate swap agreements to effectively manage the cost of borrowings. All interest rate swaps are subject to market risk as interest rates fluctuate. Interest rate swaps are designated to the Company's long-term debt and are accounted for as a hedge, the net amounts payable or receivable from periodic settlements under outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the shorter of the term of the underlying debt or the remaining term of the original swap agreement. Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

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

Statements of Cash Flows - Net changes in working capital items presented in the Unaudited Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.


Note B - Inventories


Inventories consist of the following:
                                      March 31     December 31
                                      1995          1994
                                  -----------    -----------
                                        (thousands of dollars)
Crude   oil                                            $   44,357
$ 53,359
Refined products                        76,998        74,299
                                     ----------- -----------
    Total   inventories  at  FIFO  (approximates  current   cost)
121,355                       127,658
LIFO allowance                            (46,458)  (45,125)
                                        ----------------------
  Total crude oil and refined products                74,897                   82,533
                                     ----------- -----------

Merchandise   inventory  at  FIFO  (approximates  current   cost)
6,650                           7,150
LIFO allowance                            (2,110          )                    (2,110     )
                                     -----------                            -----------

  Total merchandise                        4,540       5,040
                                     ----------- -----------
Materials and supplies inventory at FIFO               7,637                    7,360
                                     ----------- -----------
  Total Inventory                    $  87,074      $ 94,933
                                      =======        =======



Note C - Long-term Debt and Credit Arrangements

On January 24, 1995, the Company completed the sale of $125 million of Unsecured 10 7/8% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million and $8 million was used to reduce amounts outstanding under the Company's unsecured bank lines. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. The retirement of the Company's outstanding 10.42% Senior Notes resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million.


Long-term debt consists of the following:

                                   March 31   December 31
                                     1995        1994
                                  ---------- ---------------
                                     (thousands of dollars)

Unsecured 10 7/8% Senior Notes         $124,687

Unsecured 10.42% Senior Notes                   $ 60,000

Unsecured Credit Agreement                       35,000

Purchase Money Lien                     5,314      5,579

Other obligations                           1,270    6,115
                                       -----------------------
                                      131,271    103,694

Less current portion                         1,701    10,062
                                       -----------------------
 Long-Term Debt                        $129,570 $ 96,632
                                       =======   =======



Note D--Crude Oil and Refined Product Hedging Activities and
Other Derivative Financial Instruments

The net deferred gain from crude oil and refined product hedging strategies at March 31, 1995 was $3.5 million. Included in these hedging strategies are contracts maturing from May 1995 to January 1996. The Company is using these contracts to fix the purchase price of approximately 15% of its crude requirements, and the selling price of approximately 4% of its refined products, for the aforementioned period, at current related market prices. The Company is exposed to credit risk to the extent of counterparty non-performance on forward contracts. Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers non-performance credit risk to be remote.

As of March 31, 1995, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998.


The following is a summary, by year of maturity, of the Company's outstanding interest rate swap agreements:

                                   Instruments Expected to Mature in
                        ---------------------------------------------------
                                    1996      1997      1998
                              -------------- --------------------
- -----
                                (thousands of dollars)

Interest  rate swaps                  $17,500        $15,000    $
15,000
Average variable pay rates assuming current market conditions        6.50 %6.45           %
6.46 %
Average fixed rate                     7.00%   6.81 %    6.81%



The variable interest rates to be paid by the Company are reset on various predetermined dates which range from May 1995 to March 1998 and are based on the London Interbank Offered Rate
(LIBOR).

The termination of existing interest rate swap agreements as of March 31, 1995 would result in a gain of approximately $1 million. The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the interest rate swap agreements; however, management considers the risk of default to be remote.

Note E - Calculation of Net (Loss) Income Per Common Share

Net (loss)  income per common share for the three months ended
March 31, 1995 and 1994 is based upon the 9,803,098 and the 9,832,598 common shares outstanding, respectively.

Note F--Long-Term Incentive Plan and Stock Option Plan

Under the terms of the 1994 Long-term Incentive Plan (Plan), the Company may distribute to selected employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan over a five year period. The balance sheet caption "Unearned restricted stock" is charged for the market value of restricted shares at their grant date and changes in the market value of shares outstanding until the vesting date, and is shown as a reduction of stockholders' equity. The impact is further reflected within Class B Common Stock and Additional paid-in-capital.


Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of April 30, 1995, 255,300 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of April 30, 1995, grants of non-qualified stock options have been awarded to participants to purchase 505,000 shares of the Company's Class B Common Stock.

Under the terms of the 1995 Management Stock Option Plan, the Company may award to participants non-qualified stock options to purchase shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. Up to 500,000 shares of Class B Common Stock may be distributed under the Plan. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of April 30, 1995, grants of non-qualified stock options have been awarded to participants to purchase 456,470 shares of the Company's Class B Common Stock.

Note G - Litigation and Contingencies

There have no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated
Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16 million as of March 31, 1995 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statements of operations for the three months ended March 31, 1995 and 1994 were costs related to environmental remediation in the amount of $.7 million and $.6 million, respectively.

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


Item 2   -Management's Discussion and Analysis of Financial
Condition
      and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $51.8 million or 13.2% in the first quarter of 1995 from the comparable period in 1994. The Company's Sales and operating revenues and Costs and operating expenses include all Federal and State excise and other similar taxes which totalled $100.6 million and $93.6 million for the three months ended March 31, 1995 and 1994, respectively. The increase in Sales and operating revenues was primarily attributable to a 10.1% increase in the average sales price per gallon of petroleum products and a 3.4% increase in petroleum product sales volumes. Additionally, there was a 27.1% or $4.6 million increase in merchandise sales.

As previously mentioned, merchandise sales increased 27.1% or $4.6 million and merchandise gross profit increased $.6 million or 13.2% for the three months ended March 31, 1995 compared to the same period in 1994. The increase in merchandise gross profit occurred despite a reduction in the number of operating units during the period. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) decreased from 25.4% to 22.6% for the three months ended March 31, 1995 and 1994, respectively. The decrease in gross margin was due to the introduction late in the first quarter of 1994 of a new merchandise pricing program designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 6.5% and 33.3%, respectively, and has contributed to the overall $.6 million increase in merchandise gross profit mentioned above by increasing aggregate merchandise gross profit on a same store basis by 17.5% in 1995 as compared to 1994.

Costs and operating expenses increased $78.7 million or 22.9% in the first quarter of 1995 compared to the same period in 1994. The increase was due to a 25.4% increase in the average cost per barrel consumed of crude oil and feedstocks and to increases in excise taxes and volumes sold as previously mentioned. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.10 per barrel ($1.3 million) in 1995, and $.28 per barrel ($4 million) in 1994.

Due to better gasoline margins compared to distillate margins, yields of gasoline improved to 97,000 bpd (63.6%) compared to 88,400 bpd (56.0%) in 1994. Correspondingly, distillate production decreased from 53,900 bpd (34.2%) in 1994 to 42,700 bpd (28.0%) this year.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased $2.1 million or 9.3% for the three months ended March 31, 1995 as compared to the same period in 1994. The decrease is principally due to decreased accruals associated with the Company's incentive plans.

Operating costs and expenses in the first quarter of 1995 and 1994 included $.7 million and $.6 million, respectively, related to environmental matters and $.6 million and $.3 million, respectively related to retail units that have been closed.

Depreciation and amortization decreased $1.1 million or 10.7% in the first quarter of 1995 compared to the same 1994 period. The 1995 decrease was primarily the result of a $10.4 million decrease in the underlying value of the Pasadena Refinery Fluid Catalytic Cracking Unit (FCC) turnaround being amortized in first quarter of 1995 compared to the underlying value of the FCC turnaround that was amortized in the same 1994 period.

Interest and other income increased $.4 million or 90.3% for the three months ended March 31, 1995 as compared to the same 1994 period. The 1995 increase is primarily due to an increase in the average daily rate on cash invested of 265 basis points.

Interest expense increased $1.6 million or 81.8% in the first quarter of 1995 compared to the same 1994 period. The increase was due to a $46.3 million increase in the average daily cash borrowed as a result of additional outstanding borrowings of $63 million at March 31, 1995 as compared to March 31, 1994. The additional outstanding borrowings are due to the sale of $125 million of Unsecured 10 7/8% Senior Notes in January 1995 net of the repayment of the outstanding balance of the 10.42% Senior Notes as previously discussed.

On January 24, 1995, the Company completed the sale of $125 million of Unsecured 10 7/8% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. In the first quarter of 1995, the Company has recorded an extraordinary loss of $3.3 million (net of income tax benefits of $2 million) consisting of redemption related premiums and the write-off of deferred financing costs associated with the 10.42% Senior Notes.

Liquidity and Capital Resources

Net cash used in operating activities (including changes in working capital) totalled $13.6 million for the three months ended March 31, 1995 compared to cash provided by operating activities of $1.5 million for the three months ended March 31, 1994. The 1995 outflows consist of $15.2 million in cash outflows related to working capital requirements resulting from decreases in crude oil, refined products and other payables. Additionally, there were increases in prepaid operating expenses and in the current income tax asset. These working capital outflows were partially offset by decreases in accounts receivable and in the value of crude oil and finished product inventories. Partially offsetting these cash outflows was cash provided by operations of $1.6 million. The 1994 inflows consist of $19.4 million in cash provided by operations which were partially offset by cash outflows of $17.9 million related to working capital requirements resulting from increases in accounts receivable and increases in the value of crude oil and finished product inventories and prepaid operating expenses. The 1994 working capital outflows were partially offset by increases in crude oil and refined products payables and in accrued income and excise tax liabilities.

Net cash outflows from investment activities were $10.4 million for the first quarter of 1995 compared to a net outflow of $5.3 million for the same 1994 period. The 1995 amount consists principally of capital expenditures of $6.6 million (which includes $3.4 million from refinery operations and $3.2 million relating to the marketing area). Additionally, there were increases in other deferred assets of $2.4 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of Unsecured 10 7/8% Senior Notes in January 1995, and refinery turnaround expenditures of $1.8 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.4 million. The 1994 activity relates primarily to $7.6 million of capital expenditures ($4.4 million relating to refinery operations and $2.2 relating to the marketing area). The 1994 cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3 million.

Net cash provided by financing activities was $21.4 million for the three months ended March 31, 1995 compared to $.4 million for the three months ended March 31, 1994. The 1995 cash inflows relate to $24.6 million in net proceeds received from debt and credit agreement borrowings due primarily to the sale in January 1995 of $125 million of Unsecured 10 7/8% Senior Notes net of amounts used to repay outstanding balances relating to the 10.42% Senior Notes (including a prepayment premium) and credit agreement borrowings. The 1994 cash inflows relate primarily to $.9 million in net proceeds received from the purchase money lien which was offset by net issuances of long-term notes receivable of $.7 million.

Cash and cash equivalents at March 31, 1995 were $3.7 million higher than at March 31, 1994. This increase resulted primarily from cash provided by financing activities of $58.3 million for the period April 1, 1994 to March 31, 1995 relating primarily to the sale in January 1995 of $125 million of Unsecured 10 7/8% Senior Notes as previously discussed. These cash inflows were partially offset by cash used in investment activities of $48.1 million, which includes capital expenditures of $33.4 million, deferred turnaround costs of $13.9 million and increases in deferred loan costs of $2.9 million., net of $2.3 million of proceeds received from the sale of property plant and equipment. Cash outflows also include $6.5 million of cash used in operations for the twelve month period ended March 31, 1995.

The ratio of current assets to current liabilities at March 31, 1995 was 1.41:1 compared to 1.26:1 at March 31, 1994 and 1.22:1 at December 31, 1994. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.52:1 at March 31, 1995, 1.34:1 at March 31, 1994 and
1.32:1 at December 31, 1994.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of Unsecured 10 7/8% Senior Notes and borrowings under the Credit Facility, will be sufficient to fund these costs. The Company had recorded a liability of approximately $16 million as of March 31, 1995 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16 million includes accruals for issues extending past 1996.

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

During the years 1995-1997, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $4.3 million and $18.2 million, respectively. Of these expenditures, it is anticipated that $3.2 million for Pasadena and $16.7 million for Tyler will be of a capital nature, while $1.1 million and $1.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, capital expenditures relating to environmental improvements are planned totaling approximately $23 million through 1998.

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, the Company had outstanding as of April 30, 1995, irrevocable standby letters of credit in the principal amount of $19.5 million for purposes in the ordinary course of business.

At the Company's option, up to $37.5 million of the Unsecured 10 7/8% Senior Notes (Notes) may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes.

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, the variable interest rates to be paid by the Company are reset on various predetermined dates which range from May 1995 to March 1998. The Company may utilize interest rate swaps in the future to manage the cost of funds.

At March 31, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit agreement, or a successor agreement, over the next twelve months.

The existing credit facility expires on May 10, 1996.  The
Company is currently evaluating various options which include renegotiating the existing credit facility or entering into alternative financing facilities to meet its letter of credit and working capital requirements.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Non-discretionary capital expenditures related primarily to company wide environmental requirements and deferred turnaround costs in 1995 are projected to approximate $31.4 million. In addition, the Company has identified projects at its refineries and retail unit improvements which are projected to provide attractive returns. The Company is prudently proceeding with the most attractive projects but is likely to have total capital expenditures slightly less than the $56.6 million originally forecasted and included in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for 1994. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of Unsecured 10 7/8% Senior Notes (Notes) and borrowings under the existing Credit Facility or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibit:

      10 -   Material Contracts

          (a)   Crown Central Petroleum Corporation 1995
Management Stock Option Plan filed on
             April 28, 1995 as Exhibit 4 of Registration
Statement on Form S-8, Registration
             No. 33-58927, herein incorporated  by reference.

      19 -  Previously Unfiled Documents

             (a)    Crown Central Petroleum Corporation 1995
          Annual Incentive Plan.

      20 -   Interim Report to Stockholders for the three months
ended March 31, 1995

      27 -   Financial Data Schedule


      (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 31, 1995.



                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION



                                 John E. Wheeler, Jr.
                                 John E. Wheeler, Jr.,
                                 Senior Vice President -
Treasurer and Controller,
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  May 12, 1995