Form 10-K/A
period 1994-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-06-28
CIK 25885

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.   20549

                       FORM 10-K/A

                     AMENDMENT NO. 1


(Mark One)
   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
            SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended  December 31, 1994
                           OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE
             SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to
                      ____________

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

                                    Name of Each Exchange
        Title of Each Class          on which Registered
Class A Common Stock - $5 Par ValueAmerican Stock Exchang e
Class B Common Stock - $5 Par ValueAmerican Stock Exchang e

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

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 is being filed by Crown Central Petroleum Corporation in order to amend the following:

Item 14Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K (a)(3) and (c) List of
       Exhibits

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

Date : June 28, 1995