Form 10-Q
period 1995-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-08-11
CIK 25885

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549

                           FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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

                      YES  X       NO

The number of shares outstanding at July 31, 1995 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,135,506 shares, respectively.

         CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                          Table of Contents








                                                               PAGE

PART I  - FINANCIAL INFORMATION

Item 1  - Financial Statements (Unaudited)

        Consolidated Condensed Balance Sheets
        June 30, 1995 and December 31, 1994                      3-4

        Consolidated Condensed Statements of Operations
        Three and six months ended June 30, 1995 and 1994        5

        Consolidated Condensed Statements of Cash Flows
        Six months ended June 30, 1995 and 1994                  6

        Notes to Unaudited Consolidated Condensed
        Financial Statements                                     7-10

Item 2  - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      11-15


PART II - OTHER INFORMATION

Item 1  - Legal Proceedings                                     16

Item 6  - Exhibits and Reports on Form 8-K                      16

         Exhibit 4(a) - Amendment effective as of June 30, 1995 to the Credit Agreement dated as of
        May 10, 1993

         Exhibit 20 - Interim Report to Stockholders for the three and six months ended June 30, 1995

        Exhibit 27 - Financial Data Schedule


SIGNATURE                                                       16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                   CONSOLIDATED CONDENSED BALANCE SHEETS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)




                                           June 30    December 31
Assets                                                           1995      1994
                                      -------------------------------
                                                  (Unaudited)
Current Assets
  Cash and cash equivalents                $  35,125  $  54,868

  AAccounts receivable - net                 98,496     128,984
  Recoverable and current deferred income taxes          13,842        16,075
  Inventories                               121,500      94,933
  Other current assets                          1,702     1,264
                                           ------------------------
     Total Current Assets                   270,665     296,124






Investments and Deferred Charges             43,441      40,125






Property, Plant and Equipment               707,232     699,204
  Less allowance for depreciation            341,820    331,377
                                           -------------------------
   Net Property, Plant and Equipment       365,412      367,827


                                       -------------------------


                                          $ 679,518  $ 704,076
                                           ========    ========


See notes to unaudited consolidated condensed financial statements.


                   CONSOLIDATED CONDENSED BALANCE SHEETS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)




                                        June 30     December 31
Liabilities and Stockholders' Equity          1995              1994
                                   ---------------------------------
                                               (Unaudited)
Current Liabilities
  Accounts payable:
   Crude oil and refined products          $ 112,810 $ 150,877
   Other                                     25,014      29,988
  Accrued liabilities                        58,182      51,500
  Current portion of long-term debt               1,912     10,062
                                           --------------------------
     Total Current Liabilities              197,918     242,427

Long-Term Debt                              129,246      96,632

Deferred Income Taxes                        64,640      73,402

Other Deferred Liabilities                   30,415      31,154

Common Stockholders' Equity
  Common stock, Class A - par value $5 per share:
   Authorized shares--7,500,000; issued and
   outstanding shares--4,817,392 in 1995 and 1994        24,087  24,087
   Common stock, Class B - par value $5 per share:
   Authorized shares--7,500,000; issued and
   outstanding shares--5,135,506 in 1995 and
   4,985,706 in 1994                         25,678      24,929
  Additional paid-in capital                 92,379      90,549
  Unearned restricted stock                 (3,862)     (1,266)
  Retained earnings                           119,017   122,162
                                           -------------------------
     Total Common Stockholders' Equity      257,299     260,461

                                      ------------------------

                                          $ 679,518  $ 704,076
                                           ========     =======

See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Crown Central Petroleum Corporation and Subsidiaries
             (Thousands of dollars, except per share amounts)


                                                     (Unaudited)
                                     Three Months Ended  Six Months Ended
                                       June 30          June 30
Revenues                             1995     1994      1995     1994
                                        ----------------------------------------
- -------------
Sales and operating revenues (including excise taxes
    of  $103,187,  $104,563, $203,778 and $198,119)       $  483,312$    453,423
$  928,736                 $  847,009
                                        ----------------------------------------
- -------------
Operating Costs and Expenses
  Costs and operating expenses       440,674    434,144   862,838 777,559
  Selling and administrative expenses           19,119     19,125  39,12441,185
  Depreciation and amortization        9,492     10,438    18,984  21,069
  Sales of property, plant and equipment               (416)            (22)
(173)                           (345)
                                     ----------------------------  -------------
- --------------
                                          468,869      463,685    920,773
839,468
                                     ----------------------------------------
- -------------
Operating Income (Loss)               14,443   (10,262)     7,963   7,541
 Interest and other income                844       476     1,592     869
 Interest expense                           (3,861)       (1,946)       (7,336)
(3,857)
                                       -----------------------------------------
- -------------
Income (Loss) Before Income Taxes      11,426  (11,732)     2,219   4,553

Income  Tax  Expense (Benefit)                 4,396        (4,446)        2,107
3,179
                                     ----------------------------  -------------
- - -------------
Income (Loss) Before Extraordinary Item           7,030   (7,286)     1121,374

Extraordinary (Loss) from Early
  Extingiushment of Debt (net of income
                 tax               benefit              of               $2,039)
(3,257)
                                       --------------------------  -------------
- -------------

Net  Income  (Loss)                     $      7,030$     (7,286)$      (3,145)$
1,374
                                     ================  ========  ========

Net Income (Loss) Per Share:
   Income (Loss) Before Extraordinary Item    $          .72      $        (.74)
$          .01          $         .14

Extraordinary (Loss) from Early
                     Extingiushment                   of                    Debt
(.33)
                                     -------------     -------------------------
- -    ------------

Net   Income  (Loss)  Per  Share           $           .72     $          (.74)$
(.32)                   $         .14
                                     ========  ========  ================

See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)



                                            (Unaudited)
                                       Six Months Ended June 30
                                         1995        1994
                                     ------------------------
Net Cash Flows From Operating Activities
  Net cash from operations before
   changes in working capital        $      6,434  $  18,558
  Net changes in working capital items             (30,643)          (14,151)
                                     -------------------------

   Net Cash (Used in) Provided by
     Operating Activities                 (24,209)       4,407
                                     ------------------------

Cash Flows From Investment Activities
  Capital expenditures               (14,773)       (13,989)
  Proceeds from sales of property, plant
   and equipment                        1,480          3,289
  Deferred turnaround maintenance     (1,150)          (311)
  Other charges to deferred assets         (5,702)         595
                                     -------------------------

   Net Cash (Used in) Investment Activities         (20,145)         (10,416)
                                     -------------------------

Cash Flows From Financing Activities
   Proceeds  from debt and credit agreement borrowings                   143,088
1,228
   (Repayments)  of debt and credit agreement borrowings               (118,640)
(611)
  Net cash flows from long-term
   notes receivable                              163        (541)
  Purchases of common stock                                  (2,734)
                                     ---------------------------
    Net  Cash Provided by (Used in) Financing Activities                  24,611
(2,658)
                                     ---------------------------

Net (Decrease) in Cash and Cash Equivalents    $    (19,743)      $   (8,667)
                                     =========      ========

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

June 30, 1995


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

At June 30, 1995, approximately 1,147,000 barrels of crude oil and refined products, or approximately $23 million of inventory, were held in excess of anticipated year-end quantities, excluding crude oil held for resale, and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Environmental Costs: The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three and six months ended June 30, 1995 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences.


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


Note B - Inventories


Inventories consist of the following:
                                      June 30      December 31
                                      1995          1994
                                 ------------ --------------
                                        (thousands of dollars)
Crude oil                                          $  66,403                         $ 53,359
Refined products                        90,920                              74,299
                                    ------------                       -----------
  Total inventories at FIFO (approximates current cost)                    157,323        127,658
LIFO allowance                         (47,485)     (45,125)
                                    ------------  ------------
  Total crude oil and refined products               109,838                    82,533
                                    ------------                            ------------

Merchandise inventory at FIFO (approximates current cost)                 5,481      7,150
LIFO allowance                           (2,110          )                      (2,110)
                                     ------------                           ------------
  Total merchandise                        3,371                               5,040
                                     ------------                         ------------

Materials and supplies inventory at FIFO              8,291                     7,360
                                     ------------                          ------------
  Total Inventory                    $121,500                               $ 94,933
                                      =======                               =======

Note C - Long-term Debt and Credit Arrangements

On January 24, 1995, the Company completed the sale of $125 million of unsecured 10 7/8% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million, and $8 million was used to reduce amounts outstanding under the Company's unsecured bank lines. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. The retirement of the Company's outstanding 10.42% Senior Notes resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million.


Long-term debt consists of the following:

                                    June 30    December 31
                                    1995              1994
                               -------------------------------
                                     (thousands of dollars)

Unsecured 10 7/8% Senior Notes         $124,687

Unsecured 10.42% Senior Notes                   $ 60,000

Unsecured Credit Agreement                       35,000

Purchase Money Lien                     5,044      5,579

Other obligations                           1,427    6,115
                                       -----------------------
                                      131,158    103,694

Less current portion                         1,912    10,062
                                       -----------------------
 Long-Term Debt                        $129,246 $ 96,632
                                       =======   =======

Effective as of June 30, 1995, the Company executed an amendment to the Credit Agreement dated as of May 10, 1993. This amendment , which is included as Exhibit 4(a) of this filing, established a new financial covenant which became necessary due to decreased refining margins in the third and fourth quarters of 1994 and in early 1995.

At June 30, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit agreement, or a successor agreement, over the next twelve months.


Note D--Crude Oil and Refined Product Hedging Activities and Other Derivative Financial Instruments

The net deferred loss from crude oil and refined product hedging strategies at June 30, 1995 was $2.6 million. Included in these hedging strategies are contracts maturing from August 1995 to May 1996. The Company is using these contracts to fix the purchase price of approximately 6% of its crude requirements, and the purchase price of approximately 2% of its refined products, for the aforementioned period, at current related market prices. The Company is exposed to credit risk to the extent of counterparty non-performance on forward contracts. Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers non-performance credit risk to be remote.

As of June 30, 1995, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998.

The following is a summary, by year of maturity, of the Company's outstanding interest rate swap agreements:

                                  Instruments Expected to Mature in
                        ---------------------------------------------------
                                    1996      1997      1998
                                 ------------------------------
                                (thousands of dollars)

Interest rate swaps                  $17,500       $15,000   $15,000
Average variable pay rates assuming current market conditions        6.07 %6.05           %
6.00 %
Average fixed rate                     7.00%   6.81 %    6.81%


The variable interest rates to be paid by the Company are reset on various predetermined dates which range from July 1995 to March 1998 and are based on the London Interbank Offered Rate (LIBOR).

The termination of existing interest rate swap agreements as of June 30, 1995 would result in a gain of approximately $1.4 million. The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the interest rate swap agreements; however, management considers the risk of default to be remote.

Note E - Calculation of Net (Loss) Income Per Common Share

Net income (loss) per common share for the three and six months ended June 30, 1995 is based upon the weighted average of common shares outstanding of 9,697,598. Net (loss) income per common share for the three and six months ended June 30, 1994 is based upon the weighted average of common shares outstanding of 9,796,298.


Note F--Long-Term Incentive Plan and Stock Option Plan

Under the terms of the 1994 Long-term Incentive Plan (Plan), the Company may distribute to selected employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan. The balance sheet caption "Unearned restricted stock" is charged for the market value of restricted shares at their grant date and changes in the market value of shares outstanding until the vesting date, and is shown as a reduction of stockholders' equity. The impact is further reflected within Class B Common Stock and Additional paid-in-capital.

Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of July 31, 1995, 255,300 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of July 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 505,000 shares of the Company's Class B Common Stock.

Under the terms of the 1995 Management Stock Option Plan, the Company may award to participants non-qualified stock options to purchase shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. Up to 500,000 shares of Class B Common Stock may be distributed under the Plan. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of July 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 460,420 shares of the Company's Class B Common Stock.


Note G - Litigation and Contingencies

There have been no material changes in the status of litigation as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

The Company has received a Revenue Agent's Report relative to an examination by the Internal Revenue Service of tax returns for fiscal years 1988 and 1989. A written protest has been filed requesting an appellate conference. The Company does not expect the resolution of this matter to have a material adverse effect on the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.4 million as of June 30, 1995 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statements of operations for the three and six months ended June 30, 1995 and 1994 were costs related to environmental remediation in the amount of $.4 million, $.5 million, $1.1 million and $1.1 million, respectively.

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



 Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $29.9 million or 6.6% in the second quarter of 1995 and $81.7 million or 9.6% for the six months ended June 30, 1995 from the comparable periods in 1994. The Company's Sales and operating revenues and Costs and operating expenses include all Federal and State excise and other similar taxes which totalled $103.2 million and $104.6 million for the three months ended June 30, 1995 and 1994, respectively; and $203.8 million and $198.1 million for the six months ended June 30, 1995 and 1994, respectively. The second quarter increase in Sales and operating revenues was primarily attributable to a 17.4% increase in the average sales price per gallon of petroleum products and a 3.5% or $.8 million increase in merchandise sales. These increases were partially offset by a 7.2% decrease in petroleum products sales volumes. The year to date increase was a result primarily of a 13.6% increase in the average sales price per gallon of petroleum products and a 13.6% or $5.4 million increase in merchandise sales. Additionally, excise and similar taxes increased $5.7 million as previously discussed. These increases were partially offset by a 1.8% decrease in petroleum products sales volumes.

As previously mentioned, merchandise sales increased 3.5% or $.8 million while merchandise gross profit increased $.6 million or 12.6% for the three months ended June 30, 1995 compared to the same period in 1994. Additionally, the 13.6% or $5.4 million increase in merchandise sales contributed to a $1.2 million or 12.9% increase in merchandise gross profit for the six months ended June 30, 1995 compared to the same period in 1994. These increases in merchandise gross profit occurred despite a reduction in the number of operating units during the period. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 28.9% to 30.5% for the three months ended June 30, 1994 and 1995, respectively. There was no significant change in merchandise gross profit for the six months ended June 30, 1995 as compared to the same period in 1994. The increase in gross margin in the second quarter of 1995 was due primarily to the increase in merchandise sales previously mentioned. Late in the first quarter of 1994, a new merchandise pricing program was introduced which is designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 2% and 12.9%, respectively, for the second quarter of 1995 compared to the second quarter of 1994. Additionally, average monthly gasoline sales volume and merchandise sales increases on a same store basis were approximately 4.3% and 22.1%, respectively, for the six months ended June 30, 1995 compared to the same 1994 period. These increases contributed to the overall $.6 million and $1.2 million increases in merchandise gross profit mentioned above by increasing aggregate merchandise gross profit on a same store basis by 27.1% and 23.1%, respectively for the three and six months ended June 30, 1995 as compared to the same periods in 1994.

Costs and operating expenses increased $6.5 million or 1.5% in the second quarter of 1995 compared to the same period in 1994. The increase was due to a 13% increase in the average cost per barrel consumed of crude oil and feedstocks and to increases in excise taxes previously mentioned. Costs and operating expenses increased $85.3 million or 11% for the six months ended June 30, 1995 compared to the same period in 1994. This increase was due to an 18.9% increase in the average cost per barrel consumed of crude oil and feedstocks and to increases in excise taxes previously mentioned. The results of operations were affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.07 per barrel ($1.0 million) and $.47 per barrel ($6.5 million) for the three months ended June 30, 1995 and 1994, respectively. The use of the LIFO method decreased the Company's gross margin $.08 per barrel ($2.4 million) and $.38 per barrel ($10.5 million) for the six months ended June 30, 1995 and 1994, respectively.

Due to better gasoline margins compared to distillate margins, yields of gasoline improved to 92,400 bpd (60.6%) for the second quarter of 1995 compared to 88,800 bpd (58.7%) in the second quarter of 1994. Correspondingly, distillate production decreased from 49,100 bpd (32.5%) in the second quarter of 1994 to 43,200 bpd (28.3%) for the same period in 1995. Similarly, yields of gasoline improved to 94,700, bpd (62.1%) for the six months ended June 30, 1995 compared to 88,600 bpd (57.3%) for the same period in 1994 while distillate production decreased from 51,500 bpd (33.3%) for the six months ended June 30, 1994 to 43,000 bpd (28.2%) for the six months ended June 30, 1995.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses decreased $2.1 million or 5% for the six months ended June 30, 1995 as compared to the same period in 1994. The decrease is principally due to decreases in general liability accruals and in accruals associated with the Company's incentive plans in 1995 as compared to 1994.

Operating costs and expenses in the three and six months ended June 30, 1995 included $.5 million and $1.1 million, respectively, related to environmental matters, and $.4 million and $1.1 million, respectively related to retail units that have been closed. This compares to $.5 million and $1.1 million, respectively related to environmental matters, and $.5 million and $.8 million, respectively related to retail units that have been closed, for the three and six months ended June 30, 1994.

Depreciation and amortization decreased $.9 million or 9.1% in the second quarter of 1995 and $2.1 million or 9.9% for the six months ended June 30, 1995 compared to the same 1994 periods. The decreases were primarily the result of decreases in refinery turnaround amortization for the three and six months ended June 30, 1995 as compared to the same 1994 periods. These decreases in turnaround amortization are primarily the result of a $10.4 million decrease in the total underlying value of the Pasadena Refinery Fluid Catalytic Cracking Unit (FCC) turnaround being amortized in 1995 compared to the total underlying value of the FCC turnaround that was amortized in 1994.

Interest and other income increased $.4 million or 77.3% and $.7 million or 83.2% for the three and six months ended June 30, 1995 as compared to the same 1994 periods. The 1995 increases were primarily due to increases in the average daily rate on cash invested of 219 and 242 basis points for the three and six months ended June 30, 1995, respectively as compared to the same 1994 periods.

Interest expense increased $1.9 million or 98.4% and $3.5 million or 90.2% for the three and six months ended June 30, 1995 compared to the same 1994 periods. The increases were due to a $64 million increase in the average daily cash borrowed for the second quarter of 1995 and a $56.1 million increase in the average daily cash borrowed for the six months ended June 30, 1995 as compared to the same 1994 periods. At June 30, 1995, there were additional outstanding borrowings of $63.9 million as compared to June 30, 1994. The additional outstanding borrowings are due to the sale of $125 million of unsecured 10 7/8% Senior Notes in January 1995 net of the repayment of the outstanding balance of the 10.42% Senior Notes as previously discussed.

On January 24, 1995, the Company completed the sale of $125 million of unsecured 10 7/8% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. In the first quarter of 1995, the Company recorded an extraordinary loss of $3.3 million (net of income tax benefits of $2 million) consisting of redemption related premiums and the write-off of deferred financing costs associated with the 10.42% Senior Notes.


Liquidity and Capital Resources

Net cash used in operating activities (including changes in working capital) totalled $24.2 million for the six months ended June 30, 1995 compared to cash provided by operating activities of $4.4 million for the six months ended June 30, 1994. The 1995 outflows consist of $30.6 million in cash outflows related to working capital requirements resulting from increases in accounts receivable , increases in the current income tax asset and decreases in crude oil, refined products and other payables. These working capital outflows were partially offset by decreases in the value of crude oil and finished product inventories, decreases in prepaid operating expenses and increases in accrued liabilities. Partially offsetting these cash outflows was cash provided by operations of $6.4 million before changes in working capital. The 1994 inflows consist of $18.6 million in cash provided by operations which were partially offset by cash outflows of $14.2 million related to working capital requirements resulting from increases in the value of crude oil and finished product inventories, receivables and prepaid operating expenses. The 1994 working capital outflows were partially offset by increases in crude oil and refined products payables and in accrued excise tax liabilities.

Net cash outflows from investment activities were $20.1 million for the six months ended June 30, 1995 compared to a net outflow of $10.4 million for the same 1994 period. The 1995 amount consists principally of capital expenditures of $14.8 million (which includes $7.9 million from refinery operations and $5.5 million relating to the marketing area). Additionally, there were increases in other deferred assets of $5.7 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of unsecured 10 7/8% Senior Notes in January 1995, and $1.3 million of deferred charges associated with long-term corporate wide projects. Additionally, there were refinery turnaround expenditures of $1.1 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $1.5 million. The 1994 activity relates primarily to $14 million of capital expenditures (which includes $8.2 million relating to refinery operations and $4.2 million relating to the marketing area). The 1994 cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.3 million.

Net cash provided by financing activities was $24.6 million for the six months ended June 30, 1995 compared to cash used in financing activities of $2.7 million for the six months ended June 30, 1994.
The 1995 cash inflows relate to $24.4 million in net proceeds received from debt and credit agreement borrowings due primarily to the sale in January 1995 of $125 million of unsecured 10 7/8% Senior Notes net of amounts used to repay outstanding balances relating to the 10.42% Senior Notes (including a prepayment premium) and credit agreement borrowings. The 1994 cash outflows relate primarily to the acquisition of 135,000 shares of Class B Common Stock for use in connection with the awards of stock and options under the 1994 Long-Term Incentive Plan.

Cash and cash equivalents at June 30, 1995 were $8.2 million lower than at June 30, 1994. This decrease resulted primarily from cash used in investment activities of $52.7 million for the period July 1, 1994 to June 30, 1995 which includes capital expenditures of $35.1 million, deferred turnaround costs of $13.2 million, increases in deferred loan costs of $2.9 million, $1.3 million of capitalized costs associated with the Company's long-term strategic projects and additions to other deferred assets of $3.2 million . Partially offsetting these cash outflows was $3.1 million of proceeds received from the sale of property, plant and equipment. Cash outflows from operating activities for the twelve month period ended June 30, 1995 totalled $20 million. These cash outflows were partially offset by net cash provided by financing activities of $65.5 million relating primarily to the sale in January 1995 of $125 million of unsecured 10 7/8% Senior Notes as previously discussed.

The ratio of current assets to current liabilities at June 30, 1995 was 1.37:1 compared to 1.21:1 at June 30, 1994 and 1.22:1 at December 31, 1994. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.48:1 at June 30, 1995, 1.30:1 at June 30, 1994 and 1.32:1 at December 31, 1994.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of unsecured 10 7/8% Senior Notes and borrowings under the Credit Facility, will be sufficient to fund these costs. The Company had recorded a liability of approximately $16.4 million as of June 30, 1995 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.4 million includes accruals for issues extending past 1996.

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

As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), effective as of May 10, 1993, the Company had outstanding as of July 31, 1995, irrevocable standby letters of credit in the principal amount of $19.9 million for purposes in the ordinary course of business.

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

As discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, the variable interest rates to be paid by the Company are reset on various predetermined dates which range from July 1995 to March 1998. The Company may utilize interest rate swaps in the future to manage the cost of funds.

Also as discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, effective as of June 30, 1995, the Company executed an amendment to the Credit Agreement dated as of May 10, 1993. This amendment, which is included as Exhibit 4(a) of this filing, established a new financial covenant which became necessary due to decreased refining margins in the third and fourth quarters of 1994 and in early 1995.

At June 30, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings and the rate of capital spending. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit agreement, or a successor agreement, over the next twelve months.

The existing credit facility expires on May 10, 1996. The Company is currently negotiating a new credit facility to meet its letter of credit and working capital requirements and expects a new facility effective late in the third quarter of 1995.

In support of Crown's strategy of obtaining a greater balance between gasoline production and retail marketing, 15 Conoco units will be purchased in North Carolina (13) and Georgia (2) effective August 1. The high growth area of Greensboro, N.C. represents the largest concentration of these with nine new locations bringing our presence in the state to 74 units.

In March 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121). SFAS No. 121 requires an entity to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of FAS No. 121 is required for financial statements for fiscal years beginning after December 15, 1995. The Company does not plan to adopt the provisions of SFAS No. 121 prior to the effective date and does not believe at this time that there will be any material impact from the future implementation of SFAS No. 121.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. The Company is prudently proceeding with the most attractive projects and is likely to have total capital expenditures of approximately $40 million in 1995. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of unsecured 10 7/8% Senior Notes (Notes) and borrowings under the existing Credit Facility or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The settlement with the Texas Natural Resource Conservation Commission (TNRCC) of outstanding proceedings related to air emissions at the Pasadena refinery described in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 was completed. In addition, the Company was recently served an Administrative Order from the Environmental Protection Agency (EPA), regarding alleged exceedances of the Pasadena refinery's Clean Water Act permit. The Order requires the implementation of corrective measures to prevent further recurrences, and those corrective measures have been completed. The Company anticipates that the EPA will seek a penalty in connection with this Order but does not expect that penalty to exceed $125,000. There have been no other material changes in the status of legal proceedings as reported in Item 3.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibit:

      4 - (a)   Amendment effective as of June 30, 1995 to the Credit
Agreement dated as of May 10, 1993.

      20 -   Interim Report to Stockholders for the three and six
months ended June 30, 1995

      27 -   Financial Data Schedule


      (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended June 30, 1995.



                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION



                                 John E. Wheeler, Jr.
                                 John E. Wheeler, Jr.,
                                 Senior Vice President - Treasurer and
Controller,
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  August  11, 1995