Form 10-Q
period 1995-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1995-11-14
CIK 25885

                                  UNITED STATES SECURITIES AND
          EXCHANGE COMMISSION

          Washington, D. C.   20549


             FORM 10-Q

          (Mark One)

            [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES                          EXCHANGE ACT OF 1934

                          For the quarterly period ended September 30,
          1995


                    OR

            [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 or
          15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from_____________

          to____________


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


                   YES ___
                        X       NO __



          The number of shares outstanding at October 31, 1995 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,135,558 shares, respectively.

                           CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


          Table of Contents









                                                                          PAGE

          PART I  -  FINANCIAL INFORMATION

          Item 1    -  Financial Statements (Unaudited)

                              Consolidated Condensed Balance Sheets
                              September 30, 1995 and December 31,
          1994.........................................................3-4

                              Consolidated Condensed Statements of Operations Three and nine months ended September 30, 1995 and
          1994.....................................5

                              Consolidated Condensed Statements of Cash Flows Nine months ended September 30, 1995 and
          1994.....................................................6

                             Notes to Unaudited Consolidated Condensed
                             Financial
          Statements............................................................
          ..................................7-11

          Item 2    -    Management's Discussion and Analysis of Financial
                              Condition and Results of
          Operations............................................................
          .......11-15


          PART II  -  OTHER INFORMATION

          Item 1      -  Legal
          Proceedings...........................................................
          .........................................16

          Item 6      -  Exhibits and Reports on Form 8-
          K.....................................................................
          ......16

                             Exhibit 4(a) - Credit Agreement dated as of
          September 25, 1995

                             Exhibit 20 - Interim Report to Stockholders for the three and nine months ended
                                                September 30, 1995

                             Exhibit 27 - Financial Data Schedule


          SIGNATURE.............................................................
          .................................................................16

          PART I - FINANCIAL INFORMATION
          Item 1 - Financial Statements


                                                CONSOLIDATED CONDENSED BALANCE
          SHEETS
                     Crown Central Petroleum Corporation and Subsidiaries


          (Thousands of dollars)





                                      September 30         December 31
          Assets
                                          1995                  1994

                                        ---------------       ----------------


                 (Unaudited)
          Current Assets
                Cash and cash equivalents
                             $  47,646              $  54,868
                Accounts receivable - net
                                  83,832                128,984
                Recoverable and current deferred income taxes
                     14,850                  16,075
                Inventories
                                          85,374                  94,933
                Other current assets
                                       1,799                    1,264

                                           ------------             ------------
                         Total Current Assets
                                  233,501                296,124






          Investments and Deferred Charges
                           41,414                  40,125






          Property, Plant and Equipment
                            717,875                699,204


               Less allowance for depreciation
                            347,296                 331,377

                                           ------------           -------------
                    Net Property, Plant and Equipment
                         370,579                367,827



                                           ------------           -------------



                                          $ 645,494             $ 704,076

                                          =======             =======


          See notes to unaudited consolidated condensed financial statements.


                                              CONSOLIDATED CONDENSED BALANCE
          SHEETS
                    Crown Central Petroleum Corporation and Subsidiaries

                                                                      (Thousands
          of dollars)





                                      September 30         December 31
          Liabilities and Stockholders' Equity
                           1995                     1994

                                     ------------------     ------------------


                 (Unaudited)
          Current Liabilities
               Accounts payable:
                    Crude oil and refined products
                           $ 78,514               $ 150,877
                    Other
                                           19,606                   29,988


               Accrued liabilities
                                      57,980                    51,500
               Current portion of long-term debt
                             2,174                    10,062

                                        -------------             -------------
                         Total Current Liabilities
                                158,274                  242,427

          Long-Term Debt
                                128,919                    96,632

          Deferred Income Taxes
                               70,302                    73,402

          Other Deferred Liabilities
                                 30,395                    31,154

          Common Stockholders' Equity
               Common stock, Class A - par value $5 per share:
                    Authorized shares--7,500,000; issued and
                    outstanding shares--4,817,392 in 1995 and 1994
                  24,087...                    24,087
               Common stock, Class B - par value $5 per share:
                    Authorized shares--7,500,000; issued and
                    outstanding shares--5,135,506 in 1995 and
                    4,985,706 in 1994
                                   25,678                    24,929
               Additional paid-in capital
                                 92,507                    90,549
               Unearned restricted stock
                                (3,989)                   (1,266)
               Retained earnings
                                  119,321                 122,162

                                        -------------              ------------
                         Total Common Stockholders' Equity
                    257,604                  260,461


                                       -------------               ------------


                                        $ 645,494                $ 704,076

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




                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                            Crown Central Petroleum Corporation
          and Subsidiaries
                                                  (Thousands of dollars, except
          per share amounts)




                       (Unaudited)

                         Three Months Ended            Nine Months Ended

                               September 30                      September 30
          Revenues
                    1995              1994              1995               1994

                       -------------     --------------   ----------        ---------
          -----
          Sales and operating revenues (including excise taxes
             of $107,617, $97,012, $311,395 and $295,131)     $  474,737      $
          468,275     $1,403,473   $1,315,284

                       ------------       -------------    -------------    ---------
          ----
          Operating Costs and Expenses
               Costs and operating expenses
          441,505           456,997       1,304,343     1,234,556
               Selling and administrative expenses
          20,567             21,379            59,691         62,564
               Depreciation and amortization
            9,716             12,665            28,700         33,734
               Sales of property, plant and equipment
           173             16,899                                16,554

                      -------------       ------------      -------------   ---------
          ----

                          471,961           507,940      1,392,734     1,347,408

                      -------------       ------------     -------------    ---------
          ----

          Operating Income (Loss)
              2,776            (39,665)          10,739        (32,124)
          Interest and other income
                  705                  283             2,297            1,152
          Interest expense
                   (3,771)             (1,979)        (11,107)         (5,836)

                      ------------         ------------     ------------     --------
          ----


          (Loss) Income Before Income Taxes
          (290)            (41,361)           1,929        (36,808)

          Income Tax (Benefit) Expense
           (594)             (14,753)          1,513        (11,574)

                      ------------         ------------     ------------     --------
          ----
          Income (Loss) Before Extraordinary Item                                304
                        (26,608)             416        (25,234)

          Extraordinary (Loss) from Early
               Extingiushment of Debt (net of income
               tax benefit of $2,039)
                                                              (3,257)

                      ------------         -------------    ------------    ---------
          ---


          Net Income (Loss)
           $       304         $   (26,608)   $     (2,841) $  (25,234)

                     ========       ========    ========  ========

          Net Income (Loss) Per Share:
               Income (Loss) Before Extraordinary Item                  $
          .03         $       (2.71)   $         .04    $      (2.57)

          Extraordinary (Loss) from Early
               Extingiushment of Debt
                                                               (.33)

                      -------------        ------------    -------------    ---------
          ---

          Net Income (Loss) Per Share                                          $
              .03         $       (2.71)  $        (.29)   $       (2.57)

                     ========        ========   ========   =======

          See notes to unaudited consolidated condensed financial statements.


                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                       Crown Central Petroleum Corporation and
          Subsidiaries


                                                                 (Thousands of
          dollars)




                                              (Unaudited)

                            Nine Months Ended September 30

                                           1995                           1994

                                       ------------                   ----------
          --
          Net Cash Flows From Operating Activities
               Net cash from operations before
                    changes in working capital
                     $      22,350                    $  17,888
               Net changes in working capital items
                      (20,864)                     (28,337)

                                     -------------                   -----------
          -

                    Net Cash Provided by (Used in)
                         Operating Activities
                                  1,486                      (10,449)

                                    -------------                  ------------

          Cash Flows From Investment Activities
               Capital expenditures
                              (27,137)                     (21,121)
               Proceeds from sales of property, plant
                    and equipment
                                   2,133                          3,369
               Deferred turnaround maintenance
                       (1,133)                           (612)
               Other charges to deferred assets
                          (7,397)                            509

                                     ------------                  -------------

                    Net Cash (Used in) Investment Activities
                   (33,534)                      (17,855)

                                     ------------                   ------------
          -

          Cash Flows From Financing Activities
               Proceeds from debt and credit agreement borrowings
          143,338                        20,220
               (Repayments) of debt and credit agreement borrowings
          (118,939)                     (19,884)
               Net cash flows from long-term


                    notes receivable
                                      427                           (154)
               Purchases of common stock
                                                           (2,734)

                                    -------------                -------------
                    Net Cash Provided by (Used in) Financing Activities
             24,826                        (2,552)

                                    -------------                 -------------

          Net (Decrease) in Cash and Cash Equivalents                           $

                                   ========                 ========

          See notes to unaudited consolidated condensed financial statements.

          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
          STATEMENTS

          Crown Central Petroleum Corporation and Subsidiaries

          September 30, 1995


          Note A - Basis of Presentation

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

          _________________________
          Cash and Cash Equivalents - Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.

          ___________
          Inventories - The Company's crude oil, refined products, and convenience store merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

          At September 30, 1995, crude oil and refined product inventories were approximately 906,000 barrels, or approximately $18.4 million below anticipated year-end quantities, excluding crude oil held for resale. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

          ___________________
          Environmental Costs:  The Company conducts environmental

          assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active, refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.


          ____________
          Income Taxes - The Company accounts for income taxes in

          accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The income tax provision for the three and nine months ended September 30, 1995 has been computed based upon the Company's estimated effective tax rate for the year, after recognizing permanent tax differences.

          ____________________________________________
          Financial Instruments and Hedging Activities - The Company

          periodically enters into interest rate swap agreements to effectively manage the cost of borrowings. All interest rate swaps are subject to market risk as interest rates fluctuate. Interest rate swaps are designated to the Company's long-term debt and are accounted for as a hedge, the net amounts payable or receivable from periodic settlements under outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the shorter of the term of the underlying debt or the remaining term of the original swap agreement. Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

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

          ________________________
          Statements of Cash Flows  -  Net changes in working capital items presented in the Unaudited Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.


          Note B - Inventories


          Inventories consist of the following:

                          September 30            December 31

                                 1995                         1994

                             ------------                --------------

                                     (thousands of dollars)
          Crude oil
                      $  31,469                   $ 53,359
          Refined products
                     86,108                      74,299

                          ------------                  -----------
               Total inventories at FIFO (approximates current cost)       117,577
                           127,658
          LIFO allowance
                    (44,861)                   (45,125)

                           ------------                ------------
               Total crude oil and refined products
             72,716                     82,533

                           ------------                ------------

          Merchandise inventory at FIFO (approximates current cost)       6,665
                           7,150
          LIFO allowance
                     (2,110)                    (2,110)

                          ------------                ------------
               Total merchandise
                      4,555                       5,040

                          ------------                ------------

          Materials and supplies inventory at FIFO
          8,103                       7,360

                         ------------                ------------


               Total Inventory
                 $  85,374                 $  94,933

                         =======                =======

          Note C - Long-term Debt and Credit Arrangements

          Effective as of September 25, 1995, the Company entered into a two year Unsecured Revolving Credit Facility (Agreement) with NationsBank of Texas, N.A., as administrative agent and letter of credit agent, and The First National Bank of Boston and Texas Commerce Bank National Association, as agents. Additionally, there were six other participant banks. Under the Agreement, the banks have committed a maximum of $130 million to the Company for cash borrowings and letters of credit. The Agreement allows for interest on outstanding borrowings to be computed under one of three methods based on the Base Rate, the London Interbank Offered Rate, or the Certificates of Deposit Rate (all as defined).
           The Agreement limits indebtedness (as defined) and cash dividends and requires the maintenance of various covenants including, but not limited to, minimum consolidated tangible net worth, minimum working capital and minimum FIFO net income or (loss) (all as defined). The Company intends to use the Agreement for general corporate and working capital purposes. This Agreement replaces the Revolving Credit Facility dated as of May 10, 1993, as amended.

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


          Long-term debt consists of the following:



                       September 30           December 31

                              1995                        1994

                       -----------------          ----------------

                                 (thousands of dollars)

          Unsecured 10 7/8% Senior Notes
          $124,687

          Unsecured 10.42% Senior Notes
                                   $ 60,000

          Unsecured Credit Agreement
                                        35,000

          Purchase Money Lien
                   4,771                   5,579

          Other obligations
                        1,635                  6,115

                          ------------             -----------

                             131,093               103,694

          Less current portion
                     2,174                  10,062

                         ------------              -----------
               Long-Term Debt
              $128,919               $ 96,632

                         =======              =======

          At September 30, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement over the next twelve months.


          Note D--Crude Oil and Refined Product Hedging Activities and Other Derivative Financial Instruments

          The net deferred gain from crude oil and refined product hedging strategies at September 30, 1995 was $2.6 million. Included in these hedging strategies are contracts maturing from November 1995 to October 1996. The Company is using these contracts to fix the purchase price of approximately 6% of its crude requirements, and the purchase price of approximately 1% of its refined products, for the aforementioned period, at current related market prices. The Company is exposed to credit risk to the extent of counterparty non-performance on forward contracts.
           Management monitors this credit risk by evaluating counterparties prior to and during their contractual obligation. Management considers non-performance credit risk to be remote.

          As of September 30, 1995, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998.

          The following is a summary, by year of maturity, of the Company's outstanding interest rate swap agreements:


                               Instruments Expected to Mature in

                        ---------------------------------------------------

                                   1996          1997           1998

                              ------------    ----------     ------------

                                         (thousands of dollars)

          Interest rate swaps
                     $17,500        $15,000      $15,000
          Average variable pay rates assuming current market conditions      6.01%
                 5.96%        5.97%
          Average fixed rate
                          7.00%           6.81%        6.81%


          The variable interest rates to be paid by the Company are reset on various predetermined dates which range from November 1995 to
           March 1998 and are based on the London Interbank Offered Rate
          (LIBOR).

          The termination of existing interest rate swap agreements as of September 30, 1995 would result in a loss of approximately $2.7 million. The Company is exposed to credit risk to the extent of nonperformance by the counterparties to the interest rate swap agreements; however, management considers the risk of default to be remote.

          Note E - Calculation of Net Income (Loss) Per Common Share

          Net income (loss) per common share for the three and nine months ended September 30, 1995 is based upon the weighted average of common shares outstanding of 9,697,598. Net (loss) per common share for the three and nine months ended September 30, 1994 is based upon the weighted average of common shares outstanding of 9,802,198. The average outstanding and equivalent shares excludes 255,300 and 104,600 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at September 30, 1995 and 1994, respectively. The PVRS shares registered in participants names are being held by the Company subject to the attainment of certain performance related goals and are not considered outstanding for net income (loss) per share calculations until the shares are released to the Plan participants.

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

          Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of October 31, 1995, 255,300 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

          Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of October 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 505,000 shares of the Company's Class B Common Stock.

          Under the terms of the 1995 Management Stock Option Plan, the Company may award to participants non-qualified stock options to purchase shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. Up to 500,000 shares of Class B Common Stock may be distributed under the Plan. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of October 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 460,420 shares of the Company's Class B Common Stock.


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

          Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $16.4 million as of June 30, 1995 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statements of operations for the three and nine months ended September 30, 1995 and 1994 were costs related to environmental remediation in the amount of $1.2 million, $.7 million, $2.3 million and $1.8 million, respectively.

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



           Item 2  -Management's Discussion and Analysis of Financial
          Condition
                and Results of Operations

          Results of Operations

          The Company's Sales and operating revenues increased $6.5 million or 1.4% in the third quarter of 1995 and $88.2 million or 6.7% for the nine months ended September 30, 1995 from the comparable periods in 1994. The Company's Sales and operating revenues and Costs and operating expenses include all Federal and State excise and other similar taxes which totalled $107.6 million and $97 million for the three months ended September 30, 1995 and 1994, respectively; and $311.4 million and $295.1 million for the nine months ended September 30, 1995 and 1994, respectively. The third quarter increase in Sales and operating revenues was primarily attributable to increases in excise taxes of $10.6 million, which were partially offset by a .6% decrease in petroleum products sales volumes and a .1% decrease in the average sales price per gallon of petroleum products. Additionally, there was a 2% or $.5 million decrease in merchandise sales. The year to date increase was a result primarily of an 8.6% increase in the average sales price per gallon of petroleum products and a 7.7% or $5 million increase in merchandise sales. Additionally, excise and similar taxes increased $16.3 million as previously discussed. These increases were partially offset by a 1.4% decrease in petroleum products sales volumes.

          As previously mentioned, merchandise sales decreased 2% or $.5 million while merchandise gross profit increased $.5 million or 9.4% for the three months ended September 30, 1995 compared to the same period in 1994. Additionally, the 7.7% or $5 million increase in merchandise sales contributed to a $1.7 million or 11.6% increase in merchandise gross profit for the nine months ended September 30, 1995 compared to the same period in 1994. These increases in merchandise gross profit occurred despite a slight reduction in the number of operating units during the period. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 22.4% to 25.1% for the three months ended September 30, 1994 and 1995, respectively. There was no significant change in merchandise gross profit for the nine months ended September 30, 1995 as compared to the same period in 1994. The increase in gross margin in the third quarter of 1995 was due primarily to the increase in merchandise sales previously mentioned. Late in the first quarter of 1994, a new merchandise pricing program was introduced which is designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 10.9% and 4.9%, respectively, for the third quarter of 1995 compared to the third quarter of 1994. Additionally, average monthly gasoline sales volume and merchandise sales increases on a same store basis were approximately 6.8% and 15.5%, respectively, for the nine months ended September 30, 1995 compared to the same 1994 period. These increases contributed to the overall $.5 million and $1.7 million increases in merchandise gross profit mentioned above by increasing aggregate merchandise gross profit on a same store basis by 17.6% and 21.1%, respectively for the three and nine months ended September 30, 1995 as compared to the same periods in 1994.

          Costs and operating expenses decreased $15.5 million or 3.4% in the third quarter of 1995 compared to the same period in 1994. The decrease was due to a $10 million decrease in the LIFO inventory provision and to a 2.8% decrease in the average cost per barrel consumed of crude oil and feedstocks. Costs and operating expenses increased $69.8 million or 5.7% for the nine months ended September 30, 1995 compared to the same period in 1994. This increase was due to an increase in the average cost per barrel consumed of crude oil and feedstocks and to an increase in the provision for the replacement cost of the Company's inventories. Additionally, ther were increases in excise taxes of $16.3 million as previously mentioned. The results of operations were affected by the Company's use of the LIFO method to value inventory which increased the Company's gross margin $.18 per barrel ($2.6 million) for the three months ended September 30, 1995 while decreasing the gross margin $.54 per barrel ($7.4 million) for the three months ended September 30, 1994. The use of the LIFO method increased the Company's gross margin $.01 per barrel ($.3 million) for the nine months ended September 30, 1995 while decreasing the gross margin $.43 per barrel ($17.9 million) for the nine months ended September 30, 1994.


          Yields of gasoline improved to 90,606 barrels per day (bpd) (57.0%) for the third quarter of 1995 compared to 87,100 bpd (59.1%) in the third quarter of 1994. Similarly, distillate production increased from 48,900 bpd (33.2%) in the third quarter of 1994 to 51,700 bpd (32.5%) for the same period in 1995.

          Additionally, yields of gasoline improved to 93,300 bpd (60.3%) for the nine months ended September 30, 1995 compared to 88,100 bpd (57.9%) for the same period in 1994 while distillate production decreased from 50,600 bpd (33.3%) for the nine months ended September 30, 1994 to 45,900 bpd (29.7%) for the nine months ended September 30, 1995.
          A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

          A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

          Selling and administrative expenses decreased $2.9 million or 4.6% for the nine months ended September 30, 1995 as compared to the same period in 1994 as the Company continues to reduce expenses in these areas.

          Operating costs and expenses in the three and nine months ended September 30, 1995 included $1.2 million and $2.3 million, respectively, related to environmental matters, and $.6 million and $1.6 million, respectively related to retail units that have been closed. This compares to $.7 million and $1.8 million, respectively, related to environmental matters, and $1.3 million and $2.1 million, respectively, related to retail units that have been closed, for the three and nine months ended September 30, 1994.

          Depreciation and amortization decreased $2.9 million or 23.3% in the third quarter of 1995 and $5 million or 14.9% for the nine months ended September 30, 1995 compared to the same 1994 periods. These decreases were primarily the result of decreases in refinery turnaround amortization for the three and nine months ended September 30, 1995 as compared to the same 1994 periods. These decreases in turnaround amortization are primarily the result of a $10.4 million decrease in the total underlying value of the Pasadena Refinery Fluid Catalytic Cracking Unit (FCC) turnaround being amortized in 1995 compared to the total underlying value of the FCC turnaround that was amortized in 1994.

          As was discussed in the Company's 1994 Form 10-K, since 1991, the Company had incurred expenditures of approximately $21 million in connection with engineering and an equipment acquisition which would have enabled the Pasadena refinery to manufacture low sulphur distillate. As of December 31, 1993, this project had been temporarily halted while the Company further studied the market economics of high sulphur versus low sulphur distillate during a complete business cycle. As a result of this evaluation , in September 1994, management abandoned its plans to construct a hydrodesulphurization unit at its Pasadena refinery. Accordingly, for the three and nine months ended September 30,

          1994, Sales and abandonments of property, plant and equipment reflect a write-down of the capitalized expenditures of $16.8 million to an estimated salvage value of $4 million.

          Interest and other income increased $.4 million, in excess of 100%, and $1.1 million or 99.4% for the three and nine months ended September 30, 1995 as compared to the same 1994 periods. The 1995 increases were primarily due to increases in the average daily rate on cash invested of 149 and 118 basis points for the three and nine months ended September 30, 1995, respectively as compared to the same 1994 periods as well as increases in the average daily cash invested as a result of the Senior Note proceeds.

          Interest expense increased $1.8 million or 90.6% and $5.3 million or 90.3% for the three and nine months ended September 30, 1995 compared to the same 1994 periods. The increases were due to a $63.9 million increase in the average daily cash borrowed for the third quarter of 1995 and a $58.7 million increase in the average daily cash borrowed for the nine months ended September 30, 1995 as compared to the same 1994 periods. At September 30, 1995, there were additional outstanding borrowings of $64.1 million as compared to September 30, 1994. The additional outstanding borrowings are due to the sale of $125 million of unsecured 10 7/8% Senior Notes in January 1995 net of the repayment of the outstanding balance of the 10.42% Senior Notes as previously discussed.

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

          Liquidity and Capital Resources

          Net cash provided by operating activities (including changes in working capital) totalled $1.5 million for the nine months ended September 30, 1995 compared to cash used in operating activities of $10.4 million for the nine months ended September 30, 1994. The 1995 inflows consist of cash provided by operations before changes in working capital of $22.4 million which was partially offset by cash outflows of $20.9 million related to working capital requirements resulting from decreases in crude oil, refined products and other payables and increases in prepaid operating expenses. These working capital outflows were partially offset by decreases in receivables and in the value and volume of crude oil and finished product inventories and increases in accrued liabilities. The 1994 outflows consist of $28.3 million related to working capital requirements resulting from increases in the value and volume of crude oil and finished product inventories , receivables and prepaid operating expenses and to decreases in inventory payables and in accrued excise tax liabilities. These outflows were partially offset by $17.9 million of cash provided by operations before changes in working capital.

          Net cash outflows from investment activities were $33.5 million for the nine months ended September 30, 1995 compared to a net outflow of $17.9 million for the same 1994 period. The 1995 amount consists principally of capital expenditures of $27.1 million (which includes $11.9 million from refinery operations and $15.2 million relating to the marketing area). Additionally, there were increases in other deferred assets of $7.4 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of unsecured 10 7/8% Senior Notes in January 1995, and $2.3 million of deferred charges associated with long-term corporate wide projects. Additionally, there were refinery turnaround expenditures of $1.1 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $2.1 million. The 1994 activity relates primarily to $21.1 million of capital expenditures (which includes $11.8 million relating to refinery operations and $6.9 million relating to the marketing area) and refinery turnaround expenditures of $.6 million. The 1994 cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.4 million.

          Net cash provided by financing activities was $24.8 million for the nine months ended September 30, 1995 compared to cash used in financing activities of $2.6 million for the nine months ended September 30, 1994. The 1995 cash inflows relate to $24.4 million in net proceeds received from debt and credit agreement borrowings due primarily to the sale in January 1995 of $125 million of unsecured 10 7/8% Senior Notes net of amounts used to repay outstanding balances relating to the 10.42% Senior Notes (including a prepayment premium) and credit agreement borrowings. The 1994 cash outflows relate primarily to the acquisition of 135,000 shares of Class B Common Stock for use in connection with the awards of stock and options under the Incentive Plans.

          Cash and cash equivalents at September 30, 1995 were $26.5 million higher than at September 30, 1994. This increase resulted primarily from cash provided by financing activities of $64.6 million for the period October 1, 1994 to September 30, 1995 which consists of $64.1 million relating primarily to the sale in January 1995 of $125 million of unsecured 10 7/8% Senior Notes as previously discussed. Additionally, cash inflows from operating activities for the twelve month period ended September 30, 1995 totaled $20.5 million. These cash inflows were partially offset by cash used in investment activities of $58.6 million which includes capital expenditures of $40.4 million, deferred turnaround costs of $12.9 million, increases in deferred loan costs of $2.5 million and $2.9 million of deferred charges associated with the Company's long-term strategic projects. Additionally, there were charges to other deferred assets of $3.6 million . Partially offsetting these cash outflows was $3.6 million of proceeds received from the sale of property, plant and equipment.

          The ratio of current assets to current liabilities at September 30, 1995 was 1.48:1 compared to 1.24:1 at September 30, 1994 and 1.22:1 at December 31, 1994. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.59:1 at September 30, 1995, 1.36:1 at September 30, 1994 and 1.32:1 at December 31, 1994.

          Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of unsecured 10 7/8% Senior Notes and borrowings under the Credit Facility, will be sufficient to fund these costs. The Company had recorded a liability of approximately $16.5 million as of September 30, 1995 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.5 million includes accruals for issues extending past 1996.

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

          As discussed in Note C of Notes to Unaudited Condensed Financial Statements, effective as September 25, 1995, the Company entered into a new two year Revolving Credit Facility, which is included as Exhibit 4 (a) of this filing. Management believes the new agreement will adequately provide anticipated working capital requirements as well as support future growth opportunities. As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), the Company had outstanding as of October 31, 1995, irrevocable standby letters of credit in the principal amount of $19.4 million for purposes in the ordinary course of business.

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

          Also as discussed in Note C of Notes to Unaudited Consolidated Condensed Financial Statements, the Company has entered into interest rate swap agreements to effectively convert $47.5 million of its fixed rate debt to variable interest rate debt with maturities ranging from 1996 to 1998. According to the terms of these swap agreements, the variable interest rates to be paid by the Company are reset on various predetermined dates which range from November 1995 to March 1998. The Company may utilize interest rate swaps in the future to manage the cost of funds.

          At September 30, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement over the next twelve months.

          As a result of Crown's strategy of obtaining a greater balance between gasoline production and retail marketing, 15 Conoco units were purchased in North Carolina (13) and Georgia (2) in August 1995. The high growth area of Greensboro, N.C. represents the largest concentration of these with nine new locations bringing our presence in the state of North Carolina to 74 units.

          In March 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121, ``
                                                                Accounting
          for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of''
                             (SFAS No. 121). SFAS No. 121 requires an entity to review long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of SFAS No. 121 is required for financial statements for fiscal years beginning after December 15, 1995. The Company does not plan to adopt the provisions of SFAS No. 121 prior to the effective date and does not believe at this time that there will be any material impact from the future implementation of SFAS No. 121.

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

          PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings

          There has been no material change in the status of legal proceedings as reported in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

          The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


          Item 6 - Exhibits and Reports on Form 8-K

                       (a)  Exhibit:

                       4 - (a)  Credit Agreement dated as of September 25,
          1995.

                      20 -   Interim Report to Stockholders for the three
          and six months ended
                               September 30, 1995

                      27 -   Financial Data Schedule


                      (b)  Reports on Form 8-K:

                             There were no reports on Form 8-K filed with
                the Securities and Exchange
                             Commission during the three months ended
                September 30, 1995.

             SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


          CROWN CENTRAL PETROLEUM CORPORATION




          /s/---John E. Wheeler, Jr.

          John E. Wheeler, Jr.,

          Senior Vice President - Treasurer and Controller,

          Chief Accounting Officer

          and Duly Authorized Officer

          Date:  November 14, 1995