Form 10-K
period 1995-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1996-03-15
CIK 25885

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549

                                      FORM 10-K
                                      FORM 10-K
                                      FORM 10-K

          (Mark One)
             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended

                                               December 31, 1995
                                               December 31, 1995
                                               December 31, 1995
                                         OR
             [  ]TRANSITION REPORT PURSUANT TO SECTION 13 or
          15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to
          ____________

                            Commission File Number 1-1059

                         CROWN CENTRAL PETROLEUM CORPORATION
                         CROWN CENTRAL PETROLEUM CORPORATION
                         CROWN CENTRAL PETROLEUM CORPORATION
               (Exact name of registrant as specified in its charter)

                    MARYLAND
                    MARYLAND
                    MARYLAND                    52-0550682
                                                52-0550682
                                                52-0550682
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization    Identification Number)


          ONE NORTH CHARLES STREET
          ONE NORTH CHARLES STREET
          ONE NORTH CHARLES STREET
          BALTIMORE, MARYLAND
          BALTIMORE, MARYLAND
          BALTIMORE, MARYLAND                     21201
                                                  21201
                                                  21201
          (Address of principal executive offices)
                                                (Zip Code)

          Registrant's telephone number, including area code:
          (410) 539-7400

          2
          Securities registered pursuant to Section 12(b) of the Securities registered pursuant to Section 12(b) of the Securities registered pursuant to Section 12(b) of the
          Act:
          Act:
          Act:

                                                      Name of Each Exchange
                                                      Name of Each Exchange
                                                      Name of Each Exchange
                  Title of Each Class
                  Title of Each Class
                  Title of Each Class                 on which Registered
                                                      on which Registered
                                                      on which Registered
          Class A Common Stock - $5 Par Value       American Stock Exchange
          Class B Common Stock - $5 Par Value       American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Securities registered pursuant to Section 12(g) of the Securities registered pursuant to Section 12(g) of the
          Act:  None
          Act:  None
          Act:  None

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
          Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
          filing requirements for the past 90 days.          YES
           ___
            X   NO  ___



          The aggregate market value of the voting stock held by nonaffiliates as of December 31, 1995 was

                                                    $96,954,000.

          The number of shares outstanding at January 31, 1996 of the registrant's $5 par value Class A and Class B
          Common Stock was 4,817,392 shares and 5,135,558 shares, respectively.

                         DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 25, 1996 are incorporated by reference into Items 10 through 13, Part III.

                         Crown Central Petroleum Corporation
                         Crown Central Petroleum Corporation
                         Crown Central Petroleum Corporation
                                  and subsidiaries
                                  and subsidiaries
                                  and subsidiaries


                                  Table of Contents
                                  Table of Contents
                                  Table of Contents

                                                                       Page
                                                                       Page
                                                                       Page

          PART I
          PART I
          PART I

          Item 1   Business............................................ l

          Item 2   Properties.......................................... 3

          Item 3   Legal Proceedings................................... 8

          Item 4   Submission of Matters to a Vote of
                   Security Holders.................................... 8

          PART II
          PART II
          PART II

          Item 5   Market for the Registrant's Common
                   Equity and Related Stockholder Matters.............. 9

          Item 6   Selected Financial Data............................. 10

          Item 7   Management's Discussion and Analysis
                   of Financial Condition and Results of
          Operations................................................... 11

          Item 8   Financial Statements and Supplementary
          Data     ..................................................18

          Item 9   Changes in and Disagreements with
          Auditors on
                   Accounting and Financial Disclosure................. 35

          PART III
          PART III
          PART III

          Item 10  Directors and Executive Officers of the
          Registrant................................................... 37

          Item 11  Executive Compensation.............................. 37

          Item 12  Security Ownership of Certain
                   Beneficial Owners and Management.................... 37

          Item 13  Certain Relationships and Related
          Transactions................................................. 37


          PART IV
          PART IV
          PART IV

          Item 14  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K............................. 37

                                       PART I
                                       PART I
                                       PART I



          Item 1.  BUSINESS
          Item 1.  BUSINESS
          Item 1.  BUSINESS

          General

          Crown Central Petroleum Corporation and
          subsidiaries (the Company), which traces its origins to 1917, is one of the largest independent refiners and marketers of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and

          4
          together with the Pasadena refinery, the refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 348 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 16 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

          The refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and its status as the only supplier of a full range of refined petroleum products in its local market area. The refineries are operated to generate a product mix of over 85% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $84 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Pasadena refinery has one of the highest rates of conversion to higher margin fuels, according to a recent industry study. The Tyler refinery enjoys essentially the same product yield characteristics as the Pasadena refinery.

          The Company is the largest independent retail marketer in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing region of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1995 market share of approximately 12%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Charlotte and Raleigh, North Carolina and Atlanta, Georgia.
          Over the past several years, the Company has rationalized and refocused its retail operations, resulting in significant improvements in average unit performance and positioning these operations for growth from a profitable base. For the year ended December 31, 1995, average merchandise sales per unit increased 11.6% on a same store basis when compared with 1994. The Company has made substantial investments of approximately $25

                                                                          5
          million at its retail locations pursuant to environmental requirements from 1989 to 1995 and believes that over 58% of its retail units are currently in full or substantial compliance with the 1998 underground storage tank environmental standards.

          Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of
          Operations on page 11 of this report.

          At December 31, 1995, the Company employed 3,009 employees. The total number of employees increased approximately 1% from year-end 1994.

          Regulation

          Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and cleanup of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining, terminal operations and retail marketing. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions.
          A more detailed discussion of environmental matters is included in Note A and Note I of Notes to Consolidated Financial Statements on pages 23 and 31 of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 16 of this report.


          Competitive Conditions

          6
          Oil industry refining and marketing is highly competitive. Many of the Company's principle competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

          The principle competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration.
          The majority of the Company's total crude oil purchases are transacted on the spot market. The
          Company selectively enters into forward hedging and option contracts to minimize price fluctuations for a portion of its crude oil and refined products. As such, the Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

          The principle competitive factors affecting the Company's retail marketing operations are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principle competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

          The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations for periods in excess of 25 days or $5 million resulting from fire, explosions and certain other insured casualties.

          Item 2.   PROPERTIES
          Item 2.   PROPERTIES
          Item 2.   PROPERTIES

          Refining Operation
          Refining Operation
          Refining Operation

          Overview
          Overview
          Overview

          The Company owns and operates two strategically located, high conversion refineries with a combined capacity of 152,000 barrels of crude oil per day--a 100,000 barrel per day facility located in Pasadena, Texas, near Houston, and a 52,000 barrel per day facility located in Tyler, Texas. Both refineries are operated to generate a product mix of over 85% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel, as well as home heating oil. When operating to maximize the production of light products, the product mix at both of the Refineries is approximately 55% gasoline, 33% distillates (such as diesel, home heating oil, jet fuel, and kerosene), 6% petrochemical feedstocks and 6% slurry oil and petroleum coke.

          The Pasadena refinery and Tyler refinery averaged production of 105,375 barrels per day and 49,440 barrels per day, respectively, during 1995. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20%
                                                       %
                                                       % of
          sour (high sulphur content) crude oil in their mix.

          The Company's access to extensive pipeline networks provides it with the ability to acquire crude oil directly from major integrated and independent domestic producers, foreign producers, or trading companies, and to transport this crude to the refineries at a competitive cost. The Pasadena refinery has docking facilities which provide direct access to tankers and barges for the delivery of crude oil and other feedstocks. The Company also has agreements with terminal operators for the storage and handling of the crude oil it receives from large ocean-going vessels and which the Company transports to the refineries by pipeline. The Tyler refinery benefits from its location in East Texas since the Company can purchase high quality crude oil at favorable prices directly from nearby producers. In addition, the Tyler Refinery is the only supplier of a full range of petroleum products in its local market area. See "-- Supply, Transportation and Wholesale Marketing."

          Over the past several years, the Company has made significant capital investments to upgrade its refining facilities and improve operational efficiency. The Company has also recently completed several programs which have resulted in increased profitability at the refinery level. The Company began a maintenance expense reduction program at the Pasadena Refinery in 1992. This program is designed to reduce routine maintenance expenditures by increasing project reliability, reducing the use of outside contractors, decreasing the overall amount of overtime

          8
          expenditures and realigning maintenance personnel responsibilities. The result of this program has been to reduce average maintenance expenditures from $1.6 million per month in 1991 to approximately $1 million per month in 1995. The
          Company has also initiated a gain sharing program with its employees at the Tyler Refinery under which savings realized are shared with the employees on a quarterly basis.


          Pasadena Refinery
          Pasadena Refinery
          Pasadena Refinery

          The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized since 1969 and today has a rated crude capacity of 100,000 barrels per day. During the past five years, the Company has invested approximately $106 million in major upgrades and maintenance projects.

          The Company's refining strategy includes several initiatives to enhance productivity. For example, the Company has completed an extensive plant-wide distributed control system at the Pasadena refinery which is designed to improve product yields, make more efficient use of personnel and optimize process operations. The distributed control system uses technology that is fast, accurate and provides increased information to both operators and supervisors.

          The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 38,000 barrels per day vacuum tower. Major downstream units consist of a 52,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 10,000 barrels per day of alkylate production, and two reformers with a combined capacity of 36,000 barrels per day. Other units include two depropanizer units that can produce 5,500 barrels per day of refinery grade propylene, a liquefied petroleum gas unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system and a methyl tertiary butyl ether ("MTBE") unit which can produce approximately 1,500 barrels per day of MTBE for gasoline blending. In 1994, the Company abandoned its plans to construct a hydrodesulphurization unit at its Pasadena Refinery. See "Management's Discussion and Analysis of Financial Condition - Results of Operations".

          The Clean Air Act mandates that after January 1, 1995 only reformulated gasoline ("RFG") may be sold in certain ozone non-attainment areas, including some metropolitan areas where the Company sells gasoline. Using production from its MTBE unit, the Pasadena refinery can currently produce 12,000 barrels per day of winter grade RFG. With additional purchases of MTBE, ethanol or other oxygenates, all of the Pasadena refinery's current gasoline production could meet winter grade RFG standards. The Company is in the process of constructing a reformate splitter at its Pasadena refinery at a cost of $3.5 million which will enable it to make 12,000 barrels per day of summer grade RFG using its own MTBE, and up to 100% of its Pasadena refinery gasoline production as summer grade RFG with the purchase of additional oxygenates. This project is expected to be completed in 1996 and will enable the Company to satisfy all of its retail RFG requirements.

          In 1995, the Pasadena refinery operated at approximately 88% of rated crude unit capacity with production yielding approximately 60% gasoline and 28% distillates. Of the total gasoline production, approximately 19% was premium octane grades. In addition, the Pasadena refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur.

          The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

          The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 52% of the Pasadena refinery's total gasoline production capability.


          Tyler Refinery
          Tyler Refinery
          Tyler Refinery

          The Tyler refinery is located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas and has a rated crude capacity of 52,000 barrels per day. This refinery, which was acquired from Texas Eastern Corporation in the fourth

          10
          quarter of 1989, had been substantially modernized between 1977 and 1980. The Tyler refinery's location provides access to nearby high quality East Texas crude oil which accounts for approximately 95% of its crude supply. This crude oil is transported to the refinery on the McMurrey and Scurlock pipeline systems. The Company owns the McMurrey system and has a long-term contract for use of the Scurlock system with Scurlock Permian Pipe Line Corporation. The Company also has the ability to ship crude oil to the Tyler refinery by pipeline from the Gulf Coast and does so when market conditions are favorable. Storage capacity at the Tyler refinery exceeds 2.7 millions barrels (1.2 million barrels for crude oil and 1.5 million barrels for refined petroleum products and intermediate stocks), including tankage along the Company's pipeline system.

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

          In 1995, the Tyler refinery operated at
          approximately 90% of rated crude unit capacity, with production yielding approximately 56% gasoline and approximately 34% distillates. Of the total gasoline production, approximately 32% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 60% of production sold at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the truck terminal sales.

                                                                         11
          Retail Operations
          Retail Operations
          Retail Operations

          Overview

          The Company traces its retail marketing history to the early 1930's when it operated a retail network of 30 service stations in the Houston, Texas area. It began retail operations on the East Coast in 1943. The Company has been recognized as an innovative industry leader and, in the early 1960's, pioneered the multi-pump retailing concept which has since become an industry standard in the marketing of gasoline. In 1983 the Company significantly expanded its retail presence with the acquisition of 642 Fast Fare and Zippy Mart convenience stores located in the Southeastern United States. In 1986 the Company purchased an additional 50 gasoline stations, expanding the Company's presence in the Baltimore/Washington, D.C. region, and in 1991, the Company acquired 48 additional units in Virginia which doubled its presence in that state. Additionally, in 1995, the Company acquired 13 retail units in North Carolina and 2 retail units in Georgia.

          Beginning in 1989, the Company conducted a facility by facility review of its retail units. As a result, the Company disposed of non-strategic, marginal or unprofitable units as well as certain units which would have required significant capital improvements to comply with environmental regulations. During this period, the Company rebuilt and added individual units to increase its market share in strategic core markets. Since 1990, the Company has eliminated 440 retail units and added 62 retail units. During the same period, the Company closed a number of district offices and divisional headquarters. The Company believes it has substantially completed its retail unit rationalization program.

          As of December 31, 1995, the Company had 348 retail locations. Of these 348 units (234 owned and 114 leased), the Company directly operated 244 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

          While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing

          12
          unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is the largest independent retail marketer of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing area of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1995 market share of approximately 12%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Raleigh and Charlotte, North Carolina and Atlanta, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.

          Retail Unit Operations
          Retail Unit Operations
          Retail Unit Operations

          The Company conducts its retail marketing
          operations through three basic store formats:
          convenience stores, mini-marts and gasoline
          stations. At December 31, 1995, the Company had 81
          convenience stores, 130 mini-marts and _
                                                  137
          gasoline stations.

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

          The Company's units are brightly decorated with its trademark signage to create a consistent appearance and encourage customer recognition and patronage. The Company believes that consistency

                                                                         13
          of brand image is important to the successful operation and expansion of its retail marketing system. In all aspects of its retail marketing operations the Company emphasizes quality, value, cleanliness and friendly and efficient customer service. The Company has conducted customer surveys which indicate strong consumer preference for units which are well-lighted and safe. In response to such customer preferences, the Company has initiated a system-wide lighting upgrade and safety enhancement program which includes the installation of improved lighting as well as the installation of its proprietary Coronet Security
          System, an interactive audio and video monitoring system, at over 180 of its units.

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


          Dealer Operations
          Dealer Operations
          Dealer Operations

          The Company maintains 104 dealer-operated units, 103 of which are located in Maryland. Under the Maryland Divorcement Law, refiners are prohibited from operating gasoline stations. The Maryland units are operated under a Branded Service Station Lease and Dealer Agreement (the "Dealer Agreement"), generally with a term of three years. Pursuant to the Dealer Agreement, a dealer leases the facility from the Company and purchases and resells Crown-branded motor fuel and related products. Dealers also purchase and resell merchandise from independent third parties. The Dealer Agreement sets forth certain operating standards; however, the Company does not control the independent dealer's personnel, pricing policies or other aspects of the independent dealer's business. The Company believes that its relationship with its dealers has been very favorable as evidenced by a low rate of dealer turnover.

          The Company realizes little direct benefit from the sale of merchandise or ancillary services at

          14
          the dealer operated units, and the revenue from these sales is not reflected in the Company's Consolidated Financial Statements. However, to the extent that the availability of merchandise and ancillary services increases customer traffic and gasoline sales at its units, the Company benefits from higher gasoline sales volumes.

          Supply, Transportation and Wholesale Marketing
          Supply, Transportation and Wholesale Marketing
          Supply, Transportation and Wholesale Marketing

          Supply
          Supply
          Supply

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


          Transportation
          Transportation
          Transportation

          Most of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of Alaskan and foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally receives between 20,000 and 25,000 barrels per day of crude through this system. Foreign crudes (principally from the North Sea, West Africa and South America) account for approximately 35% of total crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.


          Terminals
          Terminals
          Terminals

          The Company operates 11 product terminals located along the Colonial and Plantation pipelines from the Pasadena refinery to Elizabeth, New Jersey and, in addition to the terminal at the Tyler refinery, operates four product terminals located

                                                                         15
          along the Texas Eastern Products Pipeline system.
          These terminals have a combined storage capacity of 2.7 million barrels. The Company's distribution network is augmented by agreements with other terminal operators also located along these pipelines. In addition to serving the Company's retail requirements, these terminals supply products to other refiner/marketers, jobbers and independent distributors.


          Wholesale Marketing
          Wholesale Marketing
          Wholesale Marketing

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

          Item 3.  LEGAL PROCEEDINGS
          Item 3.  LEGAL PROCEEDINGS
          Item 3.  LEGAL PROCEEDINGS


          The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company. The
          Company's legal proceedings are further discussed in Note I of Notes to Consolidated Financial
          Statements on page 31 of this report.

          In October 1994, the Texas Natural Resource
          Conservation Commission (``
                                    TNRCC'') issued a
          Notice of Violation (``
                                NOV'') with respect to
          certain alleged violations at the reformer unit at the Pasadena refinery, which the Company had self-

          16
          reported earlier that year. The Company and the TNRCC staff are currently working to resolve the issues raised by the NOV.

          The Company recently reached agreement with the Environmental Protection Agency to settle charges set forth in an Administrative Complaint regarding alleged exceedances of the Pasadena refinery's Clean Water Act permit. Under the settlement, the Company has agreed to pay a penalty of $100,100. The settlement covers all violations of the permit that have occurred within a five-year period.

          The Pasadena refinery and many of the Company's other facilities are involved in a number of other environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 14 through 16 of this report, and in Note I of Notes to Consolidated Financial Statements on page 31 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

          In addition, the Company has been named by the EPA and by several state environmental agencies as a potentially responsible party at various federal and state Superfund sites. The Company's exposure in these matters has either been resolved or is __
                                                          de

          _______
          minimis and is not expected to have a material

          adverse effect on the Company.

          The foregoing environmental proceedings are not of material importance to Crown's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings although not material.

          The Company's collective bargaining agreement with the Oil Chemical & Atomic Workers Union (``
                                                    OCAW'')
          covering employees at the Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations, on February 5 the Company implemented a lock-out of employees in the collective bargaining unit at the Pasadena facility. OCAW subsequently filed unfair labor practice charges with the National Labor Relations Board (``
                            NLRB'').  The Company believes
          the charges are unfounded and has filed answers to the charges with the NLRB.

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS
          SECURITY HOLDERS
          SECURITY HOLDERS


          No matters were submitted to a vote of security holders during the last three months of the fiscal year covered by this report.

                                       PART II
                                       PART II
                                       PART II


          Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND
          Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND
          Item 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS
                 RELATED STOCKHOLDER MATTERS
                 RELATED STOCKHOLDER MATTERS

          The Company's common stock is listed on the American Stock Exchange under the ticker symbols
          CNP A and CNP B.

                   Common Stock Market Prices and Cash Dividends
                   Common Stock Market Prices and Cash Dividends
                   Common Stock Market Prices and Cash Dividends

                                        ___________
                                                           __________


                                       _____________
                                       1995              _____________
                                                         1994


                                        Sales Price       Sales Price
                                               ______
                                                  Low
                                         __
                                                           __
                                                                 ______
                                                                    Low

                                       _____
                                       High      _
                                                         _____
                                                         High      _




         CLASS A COMMON STOCK
         CLASS A COMMON STOCK
         CLASS A COMMON STOCK
                First Quarter ......      $15     $11               $14
                                                            $21
                                          1/8     7/8               3/8
                                                            7/8
                Second Quarter         17 7/8
                               .....           13 7/8    24 1/4   17

                Third Quarter          16 7/8
                              ......           15 1/8    19 1/2  17 1/8
                Fourth Quarter .....   16 1/4  13 5/8    18 3/8  12 3/8

                         Yearly        17 7/8
                               .....           11 7/8    24 1/4  12 3/8


         CLASS B COMMON STOCK
         CLASS B COMMON STOCK
         CLASS B COMMON STOCK
                First Quarter ......      $14     $11               $13
                                                            $20
                                          5/8     5/8       1/8     5/8
                Second Quarter .....   17 3/4  13 3/8    23 1/8  15 3/8
                Third Quarter ......   16 3/4  14 7/8     18     16 1/8

                Fourth Quarter .....    16     11 5/8    16 5/8  11 5/8


          18
                         Yearly.....   17 3/4  11 5/8    23 1/8  11 5/8


          The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated Financial Statements on page 26 of this report. There were no cash dividends declared on common stock in 1995 or 1994.

          The approximate number of shareholders of the Company's common stock, based on the number of record holders on December 31, 1995 was:

              Class A Common Stock .....        689
              Class B Common Stock .....        845


          Transfer Agent & Registrar
          Transfer Agent & Registrar
          Transfer Agent & Registrar
          The First National Bank of Boston
          Boston, Massachusetts



          Item 6.
          Item 6.
          Item 6. SELECTED FINANCIAL DATA
                  SELECTED FINANCIAL DATA
                  SELECTED FINANCIAL DATA

          The  selected consolidated financial data for the Company set forth below for the five years ended December 31, 1995 should be read in conjunction with the Consolidated Financial Statements.
                                  _______
                                     1995      ___

                                                         __

                                                                 __
                                                                       _______
                                                                          1991

                                     _
                                            ______
                                            1994      ______
                                                      1993     _____
                                                               1992       _



                                     (Thousands of dollars except per share
                                                    amounts)

          Sales and operating     $1,864,6 $1,699,   $1,747,  $1,795,   $1,857,
                  ..............
          revenues                39       168       411      259       711
          (Loss) before
          extraordinary item and
            cumulative effect of
          changes in
            accounting            (67,367) (35,406   (4,300)  (13,278         )
                                                                        (6,026
          principles............                 )                 )
          Extraordinary item....  (3,257)
          Cumulative effect of
          changes in
          accounting principles                                7,772
          Net (loss)............  (70,624  (35,406
                                         )           (4,300)        )
                                                              (5,506          )
                                                                        (6,026

                                                                         19
                                                 )
          Total assets..........  583,214  704,076   656,178  675,337   687,816
          Long-term debt........  128,506   96,632   65,579   61,220    88,646





          Per Share Data:
          Per Share Data:
          Per Share Data:
          (Loss) before
          extraordinary
            item and cumulative
          effect of
          changes in accounting    (6.95     (3.63
                                        )                  )
                                                       (.44
                                                  )            (1.35)         )
                                                                          (.61
          principles............
          Net (loss)............   (7.28     (3.63
                                        )                  )
                                                       (.44
                                                  )                 )
                                                                (.56          )
                                                                          (.61

          Cash Dividends
          Cash Dividends
          Cash Dividends
          Declared:
          Declared:
          Declared:
          Class A Common........                                 .20       .80
          Class B Common........                                 .20       .80


          The extraordinary loss in 1995, which was recorded in the first quarter, resulted from the early retirement of the remaining principle balance of the Company's 10.42% Senior Notes with the proceeds from the sale of $125 million of Unsecured Senior Notes due February 1, 2005.

          The net loss in 1995 was unfavorably impacted by a pre-tax write-down of certain refinery assets of $80.5 million in the fourth quarter relating to the adoption of Statement of Financial Accounting Standards No. 121 ``
                                        Accounting for the Impairment of
          Long-Lived Assets and for Long-Lived Assets to be Disposed Of .
                                                                       ''

          The net loss in 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million in the third quarter relating to the abandonment of plans to construct a hydrodesulphurization unit at the Pasadena refinery.


          Item 7.
          Item 7.
          Item 7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS
          OPERATIONS
          OPERATIONS

          General
          General
          General

          Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. The Company has instituted programs designed to manage profit margins by minimizing the Company's

          20
          exposure to the risks of price volatility related to the acquisition, conversion and sale of crude oil and refined petroleum products. These programs include hedging activities such as the purchase and sale of futures and options contracts to mitigate the effect of fluctuations in the prices of crude oil and refined products. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting discussed below. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

          The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries and a representative amount of total gasoline sold at the Company's retail units:


            ____________________
            Earnings Sensitivity
            ____________________
            Earnings Sensitivity
            ____________________
            Earnings Sensitivity

                                 ________
                                  Change
                                 ________
                                  Change
                                 ________
                                  Change

                                           _____________
                                           Annual Impact
                                           _____________
                                           Annual Impact
                                           _____________
                                           Annual Impact

            Refining margin ....$0.10/bbl$ 5.7 million
            Retail margin ......$0.01/gal$ 5.2 million


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

          The Company's crude oil, refined products and convenience store merchandise and gasoline inventories are valued at the lower of cost (based on the last-in, first-out or LIFO method of accounting) or market, with the exception of crude

                                                                         21
          oil inventory held for resale which is valued at the lower of cost (based on the first-in first-out or FIFO method of accounting) or market. Under the LIFO method, the effects of price increases and decreases in crude oil and other feedstocks are charged directly to the cost of refined products sold in the period that such price changes occur. In periods of rising prices, the LIFO method may cause reported operating income to be lower than would otherwise result from the use of the FIFO method. Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than would otherwise result from the use of the FIFO method. In addition, the Company's use of the LIFO method may understate the value of inventories on the Company's consolidated balance sheet as compared to the value of inventories under the FIFO method.

          Results of Operations
          Results of Operations
          Results of Operations

          The Company's Sales and operating revenues increased 9.7% in 1995 compared to a 2.8% decrease in 1994. The Company's Sales and operating revenues and Costs and operating expenses include all Federal and State excise and other similar taxes which totaled $413.3 million, $380.6 million and $296.2 million in 1995, 1994 and 1993, respectively. The 1994 increase in excise taxes was due primarily to the inclusion of more products in the taxable base that were exempt from excise taxes in prior years. The 1995 increase in sales and operating revenues was due to a 5.8% increase in the average unit selling price of petroleum products and a 4.5% increase in petroleum product sales volumes. Additionally, there was an 8.6% increase in excise taxes and a $4.4 million or 5% increase in merchandise sales.
           The 1994 decrease was primarily attributable to a 5.7% decrease in petroleum product sales volumes resulting from planned reductions in operating runs due to deteriorating refinery gross margins in the third quarter of 1994 and a maintenance turnaround at the Pasadena refinery in the fourth quarter of 1994. Additionally, there was a 4.8% decrease in the average unit selling price of petroleum products. These decreases were partially offset by an increase in excise taxes as previously mentioned and a $5.8 million or 6.5% increase in merchandise sales.

          As previously mentioned, merchandise sales increased $4.4 million or 5% for the year ended
          December 31, 1995 compared to the same period in 1994, while merchandise gross profit increased
          $2.3 million or 11.5% for the year ended December

          22
          31, 1995 compared to the same period in 1994. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 23.3% to 24.7% for the years ended December 31, 1994 and 1995, respectively. These aggregate increases occurred despite a slight reduction in the number of operating units during the period, and are attributable to the Company's merchandise pricing program designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. As a result of the strategy, aggregate merchandise gross profit, on a same store basis, increased 20.9% in 1995 as compared to 1994. Same store average monthly gasoline volumes and merchandise sales increased approximately 7% and 12%, respectively, in 1995 as compared to 1994.

          Gasoline sales accounted for 57.8% of total 1995 revenues (excluding excise taxes), while distillates and merchandise sales represented
          24.2% and 6.8%, respectively. This compares to a dollar mix from sales of 55.2% gasoline, 28.6% distillates and 7.2% merchandise in 1994; and 56.4% gasoline, 30.4% distillates and 6.0% merchandise in 1993.

          The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated sales and operating revenues (excluding excise taxes) during the last three years:


          Sales of Principal Products
          Sales of Principal Products
          Sales of Principal Products
          millions of dollars              ________
                                             1995      _______
                                                        1994   _______
                                                                 1993


                    Gasoline                $839.4     $728.6   $817.6
                    No. 2 Fuel & Diesel      335.7      296.6    369.7


          Costs and operating expenses increased 9.5% in 1995, after decreasing .2% in 1994. The 1995 increase was attributable to an increase in the average cost per barrel consumed of crude oil and feedstocks of $1.62 or 9.54%. Additionally, there were increases in volumes sold and in excise taxes as previously discussed. The 1994 decrease was due primarily to a decrease in volumes sold and to a decrease in the average cost per barrel consumed of crude oil and feedstocks of $1.21 or 9.54%.

                                                                         23
          These decreases were partially offset by increases in excise taxes.

          The results of operations were affected by the Company's use of the last-in, first-out (LIFO) method to value inventory which results in a better matching of current revenues and costs.
          The impact of LIFO was to decrease the Company's gross margins in 1995 and 1994 by $.12 per barrel ($6.7 million) and $.35 per barrel ($19.0 million), respectively, and to increase the Company's gross margins in 1993 by $.48 per barrel ($27.7 million). The 1995 LIFO impact is net of a $3 million gross margin increase resulting from a liquidation of LIFO inventory base year dollars.

          The Company has instituted programs designed to manage refining profit margins by minimizing the Company's exposure to the risks of price volatility related to the acquisition, conversion and sale of crude oil and refined petroleum products. These programs include hedging activities such as the purchase and sale of futures and option contracts to offset the effects of fluctuations in the prices of crude oil and refined products. Such hedging activities are subject to specific policies and guidelines established by the Company and are reviewed by the Margin Management Committee composed of senior management and chaired by the Company's Chief Executive Officer. The Company's policy is to manage its crude oil acquisition, refining, and product sales on a daily basis to achieve, at a minimum, prevailing margins available to comparable Gulf Coast refiners and, where appropriate, to pursue forward hedging opportunities which lock in attractive returns. The number of barrels of crude oil and refined products covered by such hedging activities varies from time to time within certain limits established by the Margin Management Committee. The Company's hedging activities are intended to reduce volatility and provide an acceptable profit margin on a portion of production, however, the use of such a program can limit the Company's ability to participate in an improvement in related product profit margins.

          Total refinery production was: 154,800 barrels per day (bpd) in 1995, yielding 90,700 bpd of gasoline (58.6%) and 46,200 bpd of distillates (29.8%);
          147,700 barrels per day (bpd) in 1994, yielding 79,800 bpd of gasoline (54.0%) and 48,200 bpd of distillates (32.6%); and 158,400 bpd in 1993, yielding 86,300 bpd of gasoline (54.5%) and 51,700 bpd of distillates (32.6%). Due to deteriorating

          24
          refinery gross margins which occurred during the third quarter of 1994, the Company reduced operating runs at its Pasadena refinery. Additionally, in 1994, overall refinery production was reduced by the fourth quarter's maintenance turnaround of the Pasadena refinery's Fluid
          Catalytic Cracking Unit (FCCU) and related units.
           The FCCU is the primary gasoline facility.  The
          turnaround was initially scheduled to be performed
          in the first quarter of 1995 but was performed in 1994 due to depressed refinery gross margins. Refinery production was slightly impacted in 1993 by a scheduled maintenance turnaround in the second quarter at the Tyler refinery. Due to poor refining margins late in the fourth quarter of 1993, the Company announced that it had reduced runs at its Pasadena refinery by 20%. The Company's finished product requirements in excess of its refinery yields and existing inventory levels are acquired through its exchange agreements or outright purchases.

          Selling and administrative expenses decreased 2.3% in 1995 after decreasing 7.6% in 1994. The 1995 decrease was primarily due to decreased corporate level administrative costs as a result of certain cost cutting programs initiated by the Company. The 1994 decrease resulted primarily from decreased store level and marketing administrative costs associated with the sale or closing throughout 1993 and in early 1994 of retail marketing units which were either not profitable or did not fit with the Company's strategic direction, and cost reductions related to the company's administrative functions. The 1993 decrease is also attributable to reduced costs associated with the closing of retail units, and the consolidation of certain marketing field operations. At December 31, 1995, the Company operated 267 retail gasoline facilities and 81 convenience stores compared to 258 retail gasoline facilities and 99 convenience stores at December 31, 1994 and 249 retail gasoline facilities and 127 convenience stores at December 31, 1993. Selling and administrative expenses in 1994 include $.5 million in reorganization costs, while reorganization and office closure costs of $.7 million are included in 1993.

          Operating costs and expenses in 1995, 1994 and 1993 include $3.2 million, $1.9 million and $6.3 million, respectively, related to environmental matters and $3.7 million, $3.0 million and $2.4 million, respectively, related to retail units that have been closed. Operating costs and expenses in 1995, 1994 and 1993 also include $.1 million, $1.6 million and $1.8 million, respectively, of accrued non-environmental casualty related costs.

                                                                         25
          Depreciation and amortization decreased 14.1% in 1995. The 1995 decreases were primarily the result of decreases in refinery turnaround amortization due to a $10.4 million decrease in the total underlying value of the Pasadena Refinery FCCU turnaround being amortized in 1995 compared to the total underlying value of the FCCU turnaround that was being amortized in 1994. Depreciation and amortization in 1994 was comparable to 1993. The implementation of Statement of Financial
          Accounting Standards No. 121 ``
                                        Accounting for the
          Impairment of Long-Lived Assets and for Long-Lived
          Assets to be Disposed Of''
                                    (SFAS 121), effective
          October 1, 1995, decreased 1995 depreciation and amortization by $1.9 million.

          The loss from Write-downs of property, plant and equipment of $80.5 million in 1995 is due to the initial adoption of SFAS 121 effective October 1, 1995. While all of the Company's long-lived assets are subject to the provisions of SFAS 121, circumstances indicated the carrying amount of assets used in the operation of the Tyler refinery would not be recoverable. As such, a write-down to estimated fair value was recorded. The estimated fair value of these assets was determined by an independent appraisal. There were no indications of possible impairment relating to the remainder of the Company's long-lived assets. The loss of $16.8 million from Write-downs of property, plant and equipment in 1994 resulted from the abandonment of a project to construct a hydrodesulphurization unit at the Pasadena refinery.

          The loss of $2.3 million from Sales and
          abandonments in 1993 relates primarily to the write-down of the Sulphur Unit at the Pasadena refinery.

          Interest and other income in 1995 increased $3.8 million compared to 1994. The 1995 increase was primarily the result of increases in income of $2.3 million from the Company's wholly-owned insurance subsidiaries. Additionally, interest income increased $1.4 million due to an increase in the average daily cash invested of $9.5 million and to an increase in the average daily rate on cash invested of 196 basis points. Interest and other income in 1994 was comparable to 1993.

          Interest expense increased $6.9 million in 1995 compared to 1994 and $.6 million in 1994 compared to 1993. The 1995 increase was due primarily to an increase in the average daily cash borrowed of $59.4 million . At December 31, 1995, there were

          26
          additional outstanding borrowings of $31.9 million compared to December 31, 1994. The additional outstanding borrowings are due to the sale of $125 million of Unsecured 10.875% Senior Notes in January 1995 net of the repayment of the outstanding balance of the unsecured 10.42% Senior Notes and Unsecured Credit Agreement outstanding on December 31, 1994. The 1994 increase includes $.4 million related to the Purchase Money Lien (Money Lien). There was no interest expense related to the Money Lien in 1993.

          As previously discussed, in January 1995, the Company retired the remaining outstanding principal balance of the unsecured 10.42% Senior Notes (including a prepayment premium of $3.4 million) with the proceeds from the sale of $125 million of Unsecured 10 875% Senior Notes due February 1, 2005 which resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million (after reduction for the income benefit of $2 million).


          Liquidity and Capital Resources
          Liquidity and Capital Resources
          Liquidity and Capital Resources

          The Company's cash and cash equivalents were $12.8 million lower at year-end 1995 than at year-end 1994. The decrease was attributable to $37.4 million of net cash outflows from investment activities which were partially offset by cash inflows from financing activities and cash provided by operating activities of $20.4 million and $4.2 million, respectively.

          Net cash outflows from investment activities in 1995 consisted principally of capital expenditures of $41 million (which includes $18.4 million for refinery operations and $20.6 million related to the marketing area) and $3 million of refinery deferred turnaround costs. The total outflows from investment activities were partially offset by an increase in cash of $6.8 million resulting from the consolidation of the Company's wholly-owned insurance subsidiaries. Prior to 1995, these wholly-owned insurance subsidiaries were accounted for under the equity method, and, as such, the cash held by these subsidiaries was not included in the consolidated cash balance. Proceeds from the sale of property, plant and equipment of $6.4 million also offset total outflows from investing activities.

          Net cash provided by financing activities in 1995 relates to $20 million in net proceeds received from debt and credit agreement borrowings due primarily to the issuance in January 1995 of $125 million of 10.875% Unsecured Senior Notes net of amounts used to repay outstanding balances relating to the unsecured 10.42% Senior Notes

                                                                         27
          (including a prepayment premium) and Unsecured
          Credit Agreement borrowings.

          The positive $4.2 million cash generated from operating activities in 1995 includes $3.4 million relating to working capital, resulting primarily from net decreases in accounts receivable and recoverable income taxes as well as increases in accrued liabilities. Partially offsetting these working capital inflows were net decreases in crude oil and refined products payables and increases in the value of crude oil and finished products inventories. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms. Rack sales at the Company's product terminals are sold by truckload (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period.
          Cash provided by operating activities was also impacted by cash outflows of $4.1 million of capitalized loan expenses related to the issuance of the Company's Unsecured 10.875% Senior Notes in January 1995 and to the new Unsecured Credit Agreement arranged in September 1995.
          The ratio of current assets to current liabilities was 1.22:1 at December 31, 1995 and 1994. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.35:1 at December 31, 1995 and 1.32:1 at December 31, 1994.

          Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources

          28
          of liquidity, including the remaining proceeds of the $125 million of Unsecured 10.875% Senior Notes and borrowings under the Credit Facility, will be sufficient to fund these costs. The Company had recorded a liability of approximately $16.1 million as of December 31, 1995 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.1 million includes accruals for issues extending past 1997.

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

          During the years 1996-1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $6.9 million and $13.5 million, respectively. Of these expenditures, it is anticipated that $4.4 million for Pasadena and $8.1 million for Tyler will be of a capital nature, while $2.5 million and $5.4 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, capital expenditures relating to environmental improvements are planned totaling approximately $25.5 million through 1998.

          As discussed in Note C of Notes to Consolidated Financial Statements on page 26 of this report, effective September 25, 1995, the Company entered into a new two year Revolving Credit Facility. Management believes the new agreement will adequately provide anticipated working capital requirements as well as support future growth opportunities. As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement (Credit Agreement), the Company had outstanding as of December 31, 1995, irrevocable standby letters of credit in the principal amount of $28.7 million for purposes in

                                                                         29
          the ordinary course of business. At December 31, 1995, the Company was in compliance with all covenants and provisions of the Credit Agreement.
           Meeting the covenants imposed by the Credit
          Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement over the next twelve months.

          At the Company's option, up to $37.5 million of the Unsecured 10.875% Senior Notes (Notes) may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes.

          Also as discussed in Note C of Notes to
          Consolidated Financial Statements, in the fourth quarter of 1995, the Company terminated all outstanding interest rate swap agreements which had effectively converted $47.5 million of its fixed rate debt to variable interest rate debt.
          At December 31, 1995, the Company has recorded a deferred gain of $1.4 million which will be amortized into income over the remaining terms of the original swap agreements which range from 1996
          to 1998.   The Company may utilize interest rate
          swaps in the future to manage the cost of funds.

          The Purchase Money Lien (Money Lien) discussed in Note C of Notes to Consolidated Financial Statements on page 26 of this report, is secured by certain service station and terminal equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is payable in 60 equal monthly installments which commenced in February 1994 with a balloon payment of 10% of the principal payable in January 1999.

          As a result of Crown's strategy of obtaining a greater balance between gasoline production and retail marketing, 15 Conoco units were purchased in August 1995, 13 in North Carolina and 2 in Georgia. The high growth area of Greensboro, N.C. represents the largest concentration of these with

          30
          9 additional locations bringing our presence in the state of North Carolina to 74 units.

          In January 1995, the Company retired the remaining outstanding principal balance of the unsecured 10.42% Senior Notes (including a prepayment premium of $3.4 million) with the proceeds from the sale of $125 million of Unsecured 10.875% Senior Notes due February 1, 2005 which resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million.

          The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1996 are projected to approximate $66.6 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the remaining proceeds of the $125 million of Unsecured 10.875% Senior Notes (Notes) and the Unsecured Credit Agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements. Any major acquisition would likely require a combination of additional debt and equity.

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

          Merchandise sales and operating revenues from the Company's convenience stores are seasonal in nature, generally producing higher sales and net income in the summer months than at other times of the year. Gasoline sales, both at the Crown multi-pumps and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues may vary during the year. The seasonality does not, however, negatively impact

                                                                         31
          the Company's overall ability to sell its refined products.

          The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses at the greater of $5 million or shutdowns for periods in excess of 25 days.

          The Company has disclosed in Note I of Notes to Consolidated Financial Statements on page 31 of this report, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 8 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit.

          Effects of Inflation and Changing Prices
          Effects of Inflation and Changing Prices
          Effects of Inflation and Changing Prices

          The Company's Consolidated Financial Statements are prepared on the historical cost method of accounting and, as a result, do not reflect changes in the dollar's purchasing power. In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs.
           As a result, depreciation would be greater if it
          were based on current replacement costs.  However,
          since the replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits and

          32
          mitigating increased depreciation and operating costs.

          In recent years, crude oil and refined petroleum product prices have been flat to falling which has resulted in a net reduction in working capital requirements. If the prices increase in the future, the Company will expect a related increase in working capital needs.

          Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             CONSOLIDATED BALANCE SHEETS
                             CONSOLIDATED BALANCE SHEETS
                             CONSOLIDATED BALANCE SHEETS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)



                                                    December 31
                                                  _____
                                                             _____


                                                ________
                                                1995       ________
                                                           1994


          Assets
          Assets
          Assets

          Current Assets
          Current Assets
          Current Assets
           Cash and cash equivalents ........   $ 42,045   $ 54,868
           Accounts receivable, less allowance
          for
            doubtful accounts (1995--$1,531;     105,799    128,984
          1994--$1,908)......................
           Recoverable income taxes .........      4,137     16,075
           Inventories ......................     96,025     94,933
           Other current assets .............    ____

                                                            ____


                                                _____
                                                2,595      _____
                                                           1,264

            Total Current Assets
            Total Current Assets
            Total Current Assets ............    250,601     296,124



          Investments and Deferred Charges
          Investments and Deferred Charges
          Investments and Deferred Charges...     30,633     40,125



          Property, Plant and Equipment
          Property, Plant and Equipment
          Property, Plant and Equipment
                .............................
           Land                                   45,856     43,862
           Petroleum refineries .............    364,806    449,197
           Marketing facilities .............    189,272    183,638
           Pipelines and other equipment ....   ___
                                                           ___


                                                                         33
                                                ______
                                                24,404     ______
                                                           22,507

                                                 624,338    699,204

            Less allowance for depreciation .    _

                                                             _


                                                _______
                                                322,358    _______
                                                           331,377

               Net Property, Plant and
               Net Property, Plant and
               Net Property, Plant and           301,980    367,827
          Equipment
          Equipment
          Equipment..........................

                                                ________
                                                           ________


                                                ______
                                                           ______



                                                ________
                                                $583,214   ________
                                                           $704,076

                                                ________
                                                           ________




          See notes to consolidated financial statements



                             CONSOLIDATED BALANCE SHEETS
                             CONSOLIDATED BALANCE SHEETS
                             CONSOLIDATED BALANCE SHEETS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)




                                                     December 31
          Liabilities and Stockholders' Equity
          Liabilities and Stockholders' Equity
          Liabilities and Stockholders' Equity  _________
                                                  1995      _________
                                                              1994



          Current Liabilities
          Current Liabilities
          Current Liabilities
           Accounts payable:
             Crude oil and refined products     $112,036
                                            ..              $150,877
             Other ...........................    24,287      29,988
           Accrued liabilities ...............    66,788      51,500
           Current portion of long-term debt    _____

                                             .               ___


                                                _____
                                                1,559       ______
                                                            10,062

           Total Current Liabilities
           Total Current Liabilities
           Total Current Liabilities .........   204,670     242,427

          Long-Term Debt
          Long-Term Debt
          Long-Term Debt......................   128,506      96,632

          Deferred Income Taxes
          Deferred Income Taxes
          Deferred Income Taxes...............    27,995      73,402


          Other Deferred Liabilities
          Other Deferred Liabilities
          Other Deferred Liabilities..........    32,548      31,154


          Common Stockholders' Equity
          Common Stockholders' Equity
          Common Stockholders' Equity
           Class A Common Stock--par value $5
          per share:
           Authorized--7,500,000 shares;
           issued and outstanding shares--
           4,817,392 in 1995 and 1994 ........    24,087      24,087

           Class B Common Stock--par value $5
          per share:
           Authorized--7,500,000 shares;
           issued and outstanding shares--
           5,135,558 in 1995 and 4,985,706 in     25,678      24,929
              ................................
          1994

           Additional paid-in capital ........    92,249      90,549
           Unearned restricted stock .........    (3,733)           )
                                                              (1,266
           Retained Earnings .................  __________
                                                    51,214   __



                                                            _______
                                                            122,162

           Total Common Stockholders' Equity
           Total Common Stockholders' Equity
           Total Common Stockholders' Equity     189,495
                                             .                260,461


                                                _________
                                                            _________


                                                _____
                                                            _____


                                                ________
                                                $583,214    ________
                                                            $704,076

                                                ________
                                                            ________




          See notes to consolidated financial statements


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                Crown Central Petroleum Corporation and Subsidiaries
                  (thousands of dollars, except per share amounts)

                                                       Year Ended December 31
                                                    ______
                                                               ______
                                                                          ______


                                                   ________
                                                   1995       ________
                                                              1994       ________
                                                                         1993

                                                                  _


          Revenues
          Revenues
          Revenues
           Sales and operating revenues

                                                                         35
          (including excise taxes
           of 1995--$413,290; 1994--$380,610,      $1,864,63  $1,699,16  $1,747,41
          1993--$296,228)........................  9          8          1

          Operating Costs and Expenses
          Operating Costs and Expenses
          Operating Costs and Expenses
           Costs and operating expenses .........  1,753,886  1,602,104  1,604,696
           Selling and administrative expenses ..    82,792     84,754     91,714
           Depreciation and amortization ........    36,640     42,644     41,873
           Sales, abandonments and write-down of
          property, plant
               and equipment:
                   Write-down of property, plant     80,524     16,841
           and equipment ........................
                   Sales and abandonments of       ________
                                                               _______

                                                                           ______


           property, plant and equipment ........
                                                          )
                                                   _____
                                                    (311             )
                                                              ______
                                                                (840     _______
                                                                           2,331

                                                   _
                                                              _
                                                                         _


                                                   _________
                                                   1,953,531  _________
                                                              1,745,503  _________
                                                                         1,740,614

          Operating (Loss) Income
          Operating (Loss) Income
          Operating (Loss) Income................          )
                                                    (88,892    (46,335      6,797
                                                                      )
           Interest and other income ............     5,351      1,502      1,461
           Interest expense .....................  _____
                                                                ______

                                                                            _____




                                                          )
                                                   _______
                                                   (14,948           )
                                                                    _

                                                              ______
                                                              (8,003     ________
                                                                           (7,451)


          (Loss) Income Before Income Taxes and
          (Loss) Income Before Income Taxes and
          (Loss) Income Before Income Taxes and            )
                                                    (98,489    (52,836        807
                                                                      )
          Extraordinary Item
          Extraordinary Item
          Extraordinary Item.....................

          Income Tax (Benefit) Expense
          Income Tax (Benefit) Expense
          Income Tax (Benefit) Expense...........  _____
                                                                ____

                                                                             ____



                                                          )
                                                   _______
                                                   (31,122           )
                                                              _______
                                                              (17,430    _________
                                                                             5,107


          (Loss) Before Extraordinary Item
          (Loss) Before Extraordinary Item
          (Loss) Before Extraordinary Item.......          )
                                                    (67,367    (35,406     (4,300
                                                                      )          )

          Extraordinary (Loss) from Early
          Extraordinary (Loss) from Early
          Extraordinary (Loss) from Early
          Extinguishment
          Extinguishment
          Extinguishment
           of Debt (net of income tax benefit of
           of Debt (net of income tax benefit of
           of Debt (net of income tax benefit of   ________
                                                          (   ________
                                                                         ________

          $2,039)
          $2,039)
          $2,039)................................
                                                   _____
                                                   3,257__
                                                          )   ________
                                                                         ________



          Net (Loss)
          Net (Loss)
          Net (Loss).............................  ____
                                                   $          ___
                                                              $          ______
                                                                         $

                                                   ____
                                                              ___
                                                                         ______


                                                   _______
                                                   (70,624)          )
                                                              _______
                                                              (35,406          _

                                                                         ______
                                                                         (4,300 )

                                                   _______
                                                              _______
                                                                         _______



          Net (Loss) Per Share:
          Net (Loss) Per Share:
          Net (Loss) Per Share:
          (Loss) Before Extraordinary Item
          (Loss) Before Extraordinary Item
          (Loss) Before Extraordinary Item.......  $          $          $
                                                          )
                                                   (6.95      (3.63  )   (.44)

          Extraordinary (Loss) from Early
          Extraordinary (Loss) from Early
          Extraordinary (Loss) from Early

          36
           Extinguishment of Debt
           Extinguishment of Debt
           Extinguishment of Debt ...............  ________
                                                              ________
                                                                         ________


                                                          )
                                                   _______
                                                      (.33    ________
                                                                         ________



          Net (Loss) Per Share
          Net (Loss) Per Share
          Net (Loss) Per Share...................  ________
                                                   $          _______
                                                              $          ________
                                                                         $

                                                   ________
                                                              _______
                                                                         ________


                                                   _____
                                                   (7.28  )
                                                        __
                                                                     )
                                                                   __

                                                              _____
                                                              (3.63           __

                                                                         _____
                                                                          (.44  )

                                                   _______
                                                              _______
                                                                         _______





          See notes to consolidated financial statements


          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                Crown Central Petroleum Corporation and Subsidiaries
                  (thousands of dollars, except per share amounts)



                                  Class A    Class BAdditional       Unearned
                                _____________________
                                    Common Stock
                                                       ________________
                                                           Common Stock
                                                                          ____

                                                                       ____


           Paid-In            Restricted  Retained
                                ___________
                                   Shares
                                               ______
                                               Amount
                                                       ___________
                                                          Shares
                                                                    ______
                                                                    Amount

                                                                               _



_________
Capital                       ___________
                                 Stock        ________
                                              Earnings
                                                       ___________
                                                          Total

          Balance at January 1, 1993
          Balance at January 1, 1993
          Balance at January 1, 1993      4,817,392       5,015,206
                                                   $24,087           $25,076 $91,870
          $162,241            $303,274

          Net (loss) for 1993                                                 (4,300
                                                                       (4,300)
          )

          Adjustment to record minimum
           pension liability, net of
           deferred income tax
           benefit of $335    ________________
                                               _____________
                                                             ________________
                                                                              ______


_____
           _____________
                                          ___________
                                                 (621 ) ___________
                                                               (621 )

          Balance at December 31, 1993
          Balance at December 31, 1993
          Balance at December 31, 1993    4,817,39224,0875,015,206   25,076  91,870
          157,320             298,353

          Net (loss) for 1994                                         (35,406     )
          (35,406             )

                                                                         37
          Adjustment to minimum
           pension liability recorded
           in 1993, net of deferred
           income tax benefit of $133                                           248
          248
          Purchases of Common Stock              (135,000            (2,059
                                                                    )
                                                              (675
                                                             )              )
          (2,734              )
          Stock registered to
           participants of stock
           incentive plans                105,500      528           $(1,810
                                                              1,282         )
          Market value adjustments to
           Unearned Restricted Stock      _________________
                                                           ______________
                                                                         __________

______
          ____________
                                       __

                              _________
                                   (544   _________
                                                544
                                         )
                                         _
                                                    _______________

                                                                    ______________



          Balance at December 31, 1994
          Balance at December 31, 1994
          Balance at December 31, 1994    4,817,392      4,985,706
                                                   24,087            24,929  90,549
          (1,266               122,162
                              )           260,461

          Net (loss) for 1995                                                )
                                                                      (70,624
          (70,624             )

          Adjustment to minimum
           pension liability recorded
           in 1993, net of deferred
           income tax benefit of $174                                          (324)
          (324                )
          Stock registered to
           participants of stock
           incentive plans                149,800      749           (2,022
                                                              1,273         )
          Market value adjustments to
           Unearned Restricted Stock                              445        )
                                                                         (445
          Other               ________________
                                               _____________
                                                             ______________
                                                                         52
                                                                             ______


______
           ___________
                   (18         ____________

                              )             _______________

                                                            _____________
                                                                      (18   )

          Balance at December 31, 1995
          Balance at December 31, 1995
          Balance at December 31, 1995    _________
                                          4,817,392_______
                                                   $24,087_________
                                                          5,135,558  _______
                                                                     $25,678 _______
                                                                             $92,249

                                          _________
                                                   _______
                                                          _________
                                                                     _______
                                                                             _______


          _______
          $(3,733             )_________
                               $  51,214  ________
                                          $189,495

          _______
                               _________
                                          ________








                            See notes to consolidated financial statements


                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                Crown Central Petroleum Corporation and Subsidiaries
                               (thousands of dollars)


                                                 Year Ended December 31
                                               _______
                                                  1995   _______
                                                            1994  _______
                                                                     1993

                                                  __
                                                            _
                                                                     _


          Cash Flows From Operating
          Cash Flows From Operating
          Cash Flows From Operating
          Activities
          Activities
          Activities
          Net (loss).........................  $        $         $
                                               (70,624  (35,406
                                                      )           (4,300
                                                               )        )
          Reconciling items from net (loss)
          to net
           cash provided by operating
          activities:
           Depreciation and amortization       36,640
                                         ....            42,644   41,873
                  loss on sales of property,
           (Gain)
          plant
            and equipment ...................    (311      (840
                                                     )             2,331
                                                               )
           Write-down from implementation of   80,524
           SFAS No. 121
           Write-down of Pasadena Refinery               16,841
          HDS equipment......................
           Equity (earnings) loss in           (2,369)              (651
                                                            880         )
          unconsolidated subsidiaries........
           Deferred income taxes ............  (25,986   (2,303
                                                      )           (4,202
                                                               )        )
           Other deferred items .............   1,880                830
                                                            412
           Extraordinary loss ...............   3,257
          Changes in assets and liabilities
           Accounts receivable ..............  23,185   (37,571   21,507
                                                               )
           Inventories ......................  (1,0      (8,122
                                                     )
                                                   92             (13,357
                                                               )         )
           Other current assets .............  (1,331      (502
                                                     )               641
                                                               )
           Crude oil and refined products      (38,841   46,711
                                                      )           (30,250)
                 ............................
          payable
           Other accounts payable ...........  (5,701     9,488
                                                     )             2,713
           Accrued liabilities ..............  15,288     1,355    1,623
           Income taxes payable ............             (3,264)   3,264
           Recoverable and deferred income     (6,245   (21,721
                                                     )         )   6,856
          taxes..............................
           Deferred financing costs .........  _____
                                                        _______
                                                                  _______


                                               ______
                                               (4,102   _______

                                                     )            _______




            Net Cash Provided by Operating
            Net Cash Provided by Operating
            Net Cash Provided by Operating     ______
                                                        ______
                                                                  ____

          Activities
          Activities
          Activities.........................
                                               _____
                                               4,172    _____
                                                        8,602     ______
                                                                  28,878



          Cash Flows From Investment
          Cash Flows From Investment
          Cash Flows From Investment
          Activities
          Activities
          Activities
           Capital expenditures .............  (41,010) (34,359)  (40,860)
           Proceeds from sales of property,     6,359     4,868    5,515
          plant and equipment................
           Investment in subsidiaries .......   6,778      (101)        )
                                                                      (4
           Deferred turnaround maintenance     _____
                                                        ___
                                                                   _____

          and other..........................

                                                                         39
                                               ______
                                               (9,545)  _______
                                                        (13,390   ______
                                                                  (4,678
                                                               )        )

            Net Cash (Used in) Investment
            Net Cash (Used in) Investment
            Net Cash (Used in) Investment      ___
                                                        ___
                                                                   ___


          Activities
          Activities
          Activities.........................
                                               _______
                                               (37,418  _______
                                                        (42,982
                                                      )           _______
                                                                  (40,027
                                                               )         )


          Cash Flows From Financing
          Cash Flows From Financing
          Cash Flows From Financing
          Activities
          Activities
          Activities
           Proceeds from debt and credit       142,711   64,220    5,472
          agreement borrowings...............
           Repayments of debt and credit       (122,755 (24,199     (376
                                                               )        )
          agreement borrowings...............       )
           Proceeds from interest rate swap                        2,403
          terminations.......................
           Net (issuances) repayments of          467                167
                                                               )
                                                            (60
          long-term notes receivable.........
           Purchases of common stock ........  _______
                                                         _____

                                                                  _______


                                               _______
                                                        ______
                                                        (2,734    _______

                                                              )

                                               _

            Net Cash Provided by Financing
            Net Cash Provided by Financing
            Net Cash Provided by Financing     _____
                                                         ____

                                                                    _____


           Activities
           Activities
           Activities .......................
                                               ______
                                               20,423   ______
                                                        37,227    _______
                                                                    7,666


          Net (Decrease) Increase  in Cash
          Net (Decrease) Increase  in Cash
          Net (Decrease) Increase  in Cash     (12,823    2,84
                                                      )           (3,483
                                                              7         )
          and Cash Equivalents
          and Cash Equivalents
          and Cash Equivalents...............
          Cash and Cash Equivalents at
          Cash and Cash Equivalents at
          Cash and Cash Equivalents at         _____
                                                          ____

                                                                     ____


          Beginning of Year
          Beginning of Year
          Beginning of Year..................
                                               ______
                                               54,868   ______
                                                        52,021    ______
                                                                  55,504


          Cash and Cash Equivalents at End of
          Cash and Cash Equivalents at End of
          Cash and Cash Equivalents at End of  ____
                                               $        ___
                                                        $         ___
                                                                  $
          Year
          Year
          Year
                                               ____
                                                        ___
                                                                  ___


                                               ______
                                               42,045   ______
                                                        54,868    ______
                                                                  52,021

                                               ______
                                                        ______
                                                                  ______



          Supplemental Disclosures of Cash
          Supplemental Disclosures of Cash
          Supplemental Disclosures of Cash
          Flow Information
          Flow Information
          Flow Information
           Cash paid during the year for:
            Interest (net of amount            $        $         $
          capitalized).......................  19,670   6,608     4,249
            Income taxes ....................   9,490     6,124    4,329




         See notes to consolidated financial statements


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Crown Central Petroleum Corporation and Subsidiaries




          Note A--Description of Business and Summary of
          Note A--Description of Business and Summary of
          Note A--Description of Business and Summary of
          Accounting Policies
          Accounting Policies
          Accounting Policies


          _______________________
          Description of Business:  Crown Central Petroleum

          Corporation and subsidiaries (the Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 15 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States and through a network of 348 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

          Crude oil and refined products are the Company's principle raw materials and finished goods, respectively. The price of crude oil and refined products are subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results.

          Employment at the Company's Pasadena and Tyler refineries represent approximately 12% and 8%, respectively, of the Company's total employment at December 31, 1995. Additionally, approximately 69% of the Pasadena refinery employees and approximately 66% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Oil Chemical & Atomic Workers Union covering employees at the Pasadena refinery expired on February 1, 1996. Negotiations for a new agreement are currently under way.

          Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which operates the Tyler refinery, a pipeline gathering system in Texas and product terminals located along the Texas Eastern Pipeline system.

                                                                         41
          F Z Corporation, a wholly-owned subsidiary of the Company, is the parent company of two convenience store chains operating in six states, retailing both merchandise and gasoline.

          The following summarizes the significant accounting policies and practices followed by the
          Company:

          ___________________________
          Principles of Consolidation:  The consolidated

          financial statements include the accounts of Crown Central Petroleum Corporation and all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investment in T. B. and Company, Inc. (Formerly Tongue, Brooks and Company, Inc.) and Tiara Insurance Company, two wholly-owned insurance subsidiaries, which prior to 1995 had been accounted for using the equity method, are now fully consolidated. The impact of consolidating these subsidiaries was not material.

          ________________
          Use of Estimates:  The preparation of financial

          statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


          _________________________
          Cash and Cash Equivalents:  Cash in excess of

          daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the statements of cash flows.


          ___________________
          Accounts Receivable:  The majority of the

          Company's accounts receivable relate to sales of petroleum products to third parties operating in the petroleum industry.

          ___________
          Inventories:  The Company's crude oil, refined

          products, and convenience store merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

          _____________________________
          Property, Plant and Equipment:  Property, plant

          and equipment is carried at cost. Costs assigned to property, plant and equipment of acquired businesses are based on estimated fair value at the date of acquisition. Depreciation and amortization of plant and equipment are primarily provided using the straight-line method over estimated useful lives. Construction in progress is recorded in property, plant and equipment.

          Expenditures which materially increase values, change capacities or extend useful lives are capitalized in property, plant and equipment. Routine maintenance, repairs and replacement costs are charged against current operations. At intervals of two or more years, the Company conducts a complete shutdown and inspection of significant units (turnaround) at its refineries to perform necessary repairs and replacements. Costs associated with these turnarounds are deferred and amortized over the period until the next planned turnaround, which generally ranges from 24 to 48 months.

          Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ``
                             Accounting for the Impairment
          of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,''
                           (SFAS 121).  SFAS 121 requires
          that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. The Company has chosen to adopt SFAS 121 effective October 1, 1995. The decline in operating margins and continuing operating losses were indicators of potential impairment at the Company's Tyler refinery. The estimated undiscounted cash flows anticipated from operating this refinery indicated that a write-down to fair market value was required under SFAS
          121. This write-down from the initial adoption of SFAS 121 resulted in a charge to income before income taxes of $80.5 million which is included in the Statement of Operations as Write-downs of property, plant and equipment. The estimated fair

                                                                         43
           value of these assets was determined by an independent appraisal.


          ___________________
          Environmental Costs:  The Company conducts

          environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active, refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operated retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as follows. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.


          ____________________________
          Sales and Operating Revenues:  Sales and operating

          revenues and Costs and operating expenses include excise and other similar taxes. Resales of crude oil are recorded net of the related crude oil cost (first-in, first-out) in sales and operating revenues.

          _______________________
          Interest Capitalization:  Interest costs incurred

          during the construction and preoperating stages of significant construction or development projects is capitalized and subsequently amortized by charges to earnings over the useful lives of the related assets.

          ________________________
          Amortization of Goodwill:  The excess purchase

          price of acquisitions of businesses over the estimated fair value of assets acquired is being amortized on a straight-line basis over 20 years.

          ____________________________________________
          Financial Instruments and Hedging Activities - The

          Company periodically enters into interest rate swap agreements to effectively manage the cost of

          44
          borrowings. All interest rate swaps are only subject to market risk as interest rates fluctuate. For interest rate swaps designated to the Company's long-term debt and accounted for as a hedge, the net amounts payable or receivable from periodic settlements under outstanding interest rate swaps are included in interest expense. Realized gains and losses from terminated interest rate swaps are deferred and amortized into interest expense over the shorter of the term of the underlying debt or the remaining term of the original swap agreement.
          Settlement of interest rate swaps involves the receipt or payment of cash on a periodic basis during the duration of the contract, or upon the Company's termination of the contract, for the differential of the interest rates swapped over the term of the contract.

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

          ___________
          Credit Risk - The Company is potentially subjected

          to concentrations of credit risk with accounts receivable, interest rate swaps, and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at December 31, 1995. The Company evaluates the credit worthiness of the counterparties to interest rate swaps, and futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

          ________________________
          Stock Based Compensation - In October 1995, the

          Financial Accounting Standards Board issued
          Statement of Financial Accounting Standards No.
          123 ``
               Accounting for Stock-Based Compensation,''
          (SFAS 123). The new standard establishes a fair value based method of accounting for stock-based compensation plans. Although SFAS 123 encourages entities to adopt the fair value based method in place of the provisions of Accounting Principles Board Opinion No. 25 (APBO 25), it does not require adoption of the fair value method. Entities electing to continue applying the provisions of APBO 25 will be required to disclose, for each year for which an income statement is presented, the proforma net income and proforma earnings per share as if the fair value based accounting method prescribed by this Statement No. 123 had been used to account for stock-based compensation cost. The accounting provisions of SFAS 123, if elected, are effective for transactions entered into after December 15, 1995. The disclosure requirements of this Statement are effective for fiscal years beginning after December 15, 1995. The Company's current intention is to continue to account for stock-based compensation transactions in accordance with the provisions of APBO 25.


          Note B--Inventories
          Note B--Inventories
          Note B--Inventories


          Inventories consist of the following:

                                                     December 31
                                                  _______
                                                    1995    _______
                                                              1994

          46
                                                    (thousands of
                                                       dollars)

                   ............................
          Crude oil                               $ 58,047  $ 53,359
          Refined products.....................   __
                                                             __



                                                  ______
                                                  77,342    ______
                                                            74,299

           Total inventories at FIFO              135,389   127,658
          (approximates current cost)..........
          LIFO allowance.......................   _
                                                             _



                                                         )
                                                  _______
                                                  (52,301          )
                                                            _______
                                                            (45,125

           Total crude oil and refined products   __
                                                             __



                                                  ______
                                                  83,088    ______
                                                            82,533


          Merchandise inventory at FIFO            6,453     7,150
          (approximates current cost)..........
          LIFO allowance.......................   __
                                                             ___



                                                        )
                                                  ______
                                                  (1,674          )
                                                            ______
                                                            (2,110

           Total merchandise ..................   ___
                                                             ____



                                                  _____
                                                  4,779     _____
                                                            5,040


          Materials and supplies inventory at     ___
                                                              ____


              ................................
          FIFO                                .
                                                  _____
                                                  8,158     _____
                                                            7,360

           Total Inven
           Total Inven
           Total Inven     ....................
                      tory
                      tory
                      tory                        ________
                                                  $ 96,025  __
                                                             $

                                                  ________
                                                            __


                                                            ______
                                                            94,933

                                                            ______




          As a result of a reduction in LIFO inventories, which were carried at lower costs prevailing in prior years, the net loss for 1995 decreased by approximately $3 million ($.31 per share).


          Note C--Long-Term Debt and Credit Arrangements
          Note C--Long-Term Debt and Credit Arrangements
          Note C--Long-Term Debt and Credit Arrangements

          Long-term debt consists of the following:


                                                 December 31
                                             ________
                                                1995    ________
                                                           1994



                                                (thousands of
                                                   dollars)

          Unsecured 10.875% Senior Notes     $
                                        ..
                                             124,716
          Unsecured 10.42% Senior Notes...              $
                                                        60,000
          Unsecured Credit Agreement......                35,000
          Purchase Money Lien.............      4,492      5,579
          Other obligations...............   ________
                                                        ______


                                             _____
                                               856      _____
                                                        6,115

                                              130,064    106,694

          Less current portion............   _______
                                                        ____


                                             _____
                                             1,558      ______
                                                        10,062

           Long-Term Debt
           Long-Term Debt
           Long-Term Debt ................   __
                                             $          ___
                                                        $

                                             __
                                                        ___


                                             _______
                                             128,506    ______
                                                        96,632

                                             _______
                                                        ______





          The aggregate maturities of long-term debt through 2000 are as follows (in thousands):
          1996 - $1,297;  1997 - $1,369;  1998 - $1,455;
          1999 - $763;  2000 - $72.

          On January 24, 1995, the Company completed the sale of $125 million of unsecured 10.875% Senior Notes due February 1, 2005 priced at 99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million, and $8 million was used to reduce amounts outstanding under the Company's unsecured bank lines. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital

          48
          stock.  The retirement of the Company's
          outstanding 10.42% Senior Notes resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million.

          Effective as of September 25, 1995, the Company entered into a two year Unsecured Revolving Credit Agreement (Agreement) with NationsBank of Texas, N.A., as administrative agent and letter of credit agent, and The First National Bank of Boston and Texas Commerce Bank National Association, as agents. Additionally, there are six other participant banks. Under the Agreement, the banks have committed a maximum of $130 million to the Company for cash borrowings and letters of credit.
           The Agreement allows for interest on outstanding borrowings to be computed under one of three methods based on the Base Rate, the London Interbank Offered Rate, or the Certificates of Deposit Rate (all as defined). The Agreement limits indebtedness (as defined) and cash dividends and requires the maintenance of various covenants including, but not limited to, minimum consolidated tangible net worth, minimum working capital and minimum FIFO net income or (loss) (all as defined). The Company intends to use the Agreement for general corporate and working capital purposes. This Agreement replaces the Revolving Credit Facility dated as of May 10, 1993, as amended.

          As of December 31, 1995, the Company had outstanding irrevocable standby letters of credit in the principal amount of $28.7 million. Unused commitments under the terms of the Credit Agreement totaling $101.3 million were available for future borrowings and issuance of letters of credit at December 31, 1995. The Company pays an annual commitment fee on the unused portion of the credit line.

          The Purchase Money Lien is secured by certain service station equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%.
          Ninety percent of the principal is repayable in 60 monthly installments with a balloon payment of 10% of the principal payable in January 1999.


          The following interest costs were charged to pre-tax income:
                                                 Year Ended December 31
                                              _______
                                                1995     ______
                                                           1994   _______
                                                                    1993

                                                 (thousands of dollars)

          Total interest costs incurred....   $ 15,234  $ 8,288   $ 7,712

                                                                         49
          Less: Capitalized interest.......   _______
                                                        _____
                                                                  _____


                                              ___
                                              286       ___
                                                        285       ___
                                                                  261

                           Interest Expense
                           Interest Expense
                           Interest Expense   ________
                                              $ 14,948  _______
                                                        $ 8,003   _______
                                                                  $ 7,451

                                              ________
                                                        _______
                                                                  _______



          Note D--Crude Oil and Refined Product Hedging
          Note D--Crude Oil and Refined Product Hedging
          Note D--Crude Oil and Refined Product Hedging
          Activities and Other Derivative Financial
          Activities and Other Derivative Financial
          Activities and Other Derivative Financial
          Instruments
          Instruments
          Instruments

          The net deferred loss from crude oil and refined product hedging strategies at December 31, 1995 was $1.6 million. Included in these hedging strategies are contracts maturing from January
          1996 to October 1996. The amount of estimated crude requirements and estimated finished product sales hedged at December 31, 1995 was not material.

          In the fourth quarter of 1995, the Company terminated all outstanding interest rate swap agreements which effectively converted $47.5 million of its fixed rate debt to variable interest rate debt. At December 31, 1995, the Company has recorded a deferred gain of $1.4 million which will be amortized into income over the remaining terms of the original swap agreements ranging from 1996 to 1998. As a result of its interest rate swap program, the Company's effective interest rate on the Notes for 1995 was reduced from approximately 11.7%
                                         %
                                         % to approximately
          10.5% per annum. The Company may utilize interest rate swaps in the future to further manage the cost of funds.


          Note E--Income Taxes
          Note E--Income Taxes
          Note E--Income Taxes


          Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                  _______
                                                    1995     _______
                                                               1994

                                                    (thousands of
                                                       dollars)

          Deferred tax liabilities:
           Depreciation and amortization .....   $ (57,660  $

          50
                                                       )    (56,715)
           Difference between book and tax
          basis of
             property, plant and equipment ...         0           )
                                                            (28,880
                 .............................
           Other                                 __
                                                             ___



                                                 _______
                                                 (22,264)          )
                                                            _______
                                                            (18,748

             Total deferred tax liabilities      (79,924
                                            ..          )           )
                                                            (104,343

          Deferred tax assets:
           Postretirement and pension              5,919      5,804
          obligations.........................
           Environmental, litigation and other     9,552     11,542
                  ............................
          accruals
           Construction and inventory cost not     8,156      4,006
          currently deductible................
           Benefit of future NOL utilization .    10,659          0
                 .............................
           Other                                 ___
                                                            _____


                                                 ______
                                                 17,643     _____
                                                            9,589

             Total deferred tax assets .......   ___
                                                            ___


                                                 ______
                                                 51,929     ______
                                                            30,941


             Net deferred tax liabilities        _________
                                                 $ (27,995
                                          ....              _________
                                                            $ (73,402

                                                 _________
                                                            _________

                                                 ______
                                                            ______

                                                 ______
                                                       _

                                                       )    ______
                                                                  _

                                                                  )



          No valuation allowance is considered necessary for the above deferred tax assets. The company has tax credit carryforwards of $390,000 which expire in the years 2004 through 2009, along with net operating loss carryforwards of $36.2 million which expire in the year 2010.

          Recoverable income taxes includes an income tax receivable for the anticipated refund from the current use of net operating losses and the estimated benefit from net operating loss carryforwards that will be used in 1996.


          Significant components of the income tax (benefit) provision for the years ended December 31 follows.

                                                                         51
                                           _______
                                             1995    _______
                                                       1994    _______
                                                                 1993

                                              (thousands of dollars)

          Current:
                   .....................
           Federal                         $         $         $
                                                 )
                                           (5,372    (14,541   5,278
                                                            )
                 .......................
           State                           _______
                                                     _______
                                                               ____


                                           ___
                                           236             )
                                                     ____
                                                     (586      _____
                                                               1,779

             Total Current .............    (5,136   (15,127
                                                  )              7,057
                                                            )

          Deferred:
                   .....................
           Federal                         (25,178    (2,188
                                                  )             (3,642
                                                            )         )
                 .......................
           State                           ______
                                                     _______
                                                               ______


                                                 )
                                               __

                                           ____
                                           (808            )
                                                     ____
                                                     (115            )
                                                               ____
                                                               (560

             Total Deferred ............   (25,986    (2,303
                                                  )             (4,202
                                                            )         )

          Federal tax rate increase.....   _______
                                                     _______
                                                               ____


                                           ______
                                                     _______
                                                               _____
                                                               2,252

           Income Tax (Benefit) Expense
           Income Tax (Benefit) Expense
           Income Tax (Benefit) Expense    _
                                           $         _
                                                     $         ___
                                                               $

                                           _
                                                     _
                                                               ___


                                           _______
                                           (31,122   _______
                                                     (17,430
                                                  )            _____
                                                               5,107
                                                            )

                                           _______
                                                     _______
                                                               _____




          Current state tax provision includes franchise taxes of $750,000, $1,000,000 and $1,275,000 for the years 1995, 1994 and 1993, respectively.


          The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31:


                                             ______
                                               1995   _______
                                                        1994    _______
                                                                   1993

                                                                   _


                                               (thousands of dollars)

          Income tax (benefit) expense
          calculated at the
           statutory federal income tax     $        $         $
              ............................
          rate                              (34,472  (18,492)  282

          52
                                                 )
          Amortization of goodwill and       2,726       330       330
          purchase adjustment.............
          State taxes (net of federal         (572      (700
                                                  )         )      798
                  ........................
          benefit)
          Federal tax rate increase.......                       2,252
               ...........................
          Other                             _____
                                                     _____
                                                               ________
                                                                  1,445

                                            _____
                                            1,196    _____
                                                     1,432

           Income Tax Expense (Benefit)
           Income Tax Expense (Benefit)
           Income Tax Expense (Benefit)     _
                                            $
                                        ..           _
                                                     $         _______
                                                               $ 5,107

                                            _
                                                     _
                                                               _______


                                            _______
                                            (31,122  _______
                                                     (17,430)

                                            _______
                                                     _______


                                                 )



          Note F--Capital Stock and Net Income Per Common
          Note F--Capital Stock and Net Income Per Common
          Note F--Capital Stock and Net Income Per Common
          Share
          Share
          Share

          Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. Net (loss) per share for 1995 and 1994 is based upon the weighted average of common shares outstanding of 9,697,611 and 9,742,598, respectively, in each year. Net
          (loss) per share for 1993 is based upon the 9,832,598 common shares outstanding. The average outstanding and equivalent shares excludes 255,300 and 105,500 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan
          (Plan) at December 31, 1995 and 1994,
          respectively. The PVRS shares registered in participants names are being held by the Company subject to the attainment of certain performance related goals and are not considered outstanding for net income (loss) per share calculations until the shares are released to the Plan participants.



          Note G--Long-Term Incentive Plan
          Note G--Long-Term Incentive Plan
          Note G--Long-Term Incentive Plan

          Under the terms of the 1994 Long-term Incentive
          Plan (Plan), the Company may distribute to selected employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan. The balance sheet caption

                                                                         53
          "Unearned restricted stock" is charged for the market value of restricted shares at their grant date and changes in the market value of shares outstanding until the vesting date, and is shown as a reduction of stockholders' equity. The impact is further reflected within Class B Common
          Stock and Additional paid-in-capital.

          Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1995, 255,300 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

          Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of December 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 505,000 shares of the Company's Class B
          Common Stock.

          Under the terms of the 1995 Management Stock
          Option Plan, the Company may award to participants non-qualified stock options to purchase shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. Up to 500,000 shares of Class B Common Stock may be distributed under the Plan. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of December 31, 1995, grants of non-qualified stock options have been awarded to participants to purchase 461,760 shares of the Company's Class B Common Stock.

          Shares of Class B Common Stock available for issuance under options or awards amounted to 377,940 at December 31, 1995.


          Detail of  the Company's stock options are as follows:


                                              Common       Price
                                                           Range

          54
                                               ____
                                                         ________
                                                              per

                                             ________
                                             Shares      _________
                                                         share

                                                 _


          _____________________________
          1994 Long-Term Incentive Plan

            Granted - 1994.................   109,800   $16.25   -
                                                         $16.88
            Canceled - 1994................  _____
                                                        $16.88

                                             ____
                                             (950   )

                Outstanding -  December 31,   108,850   $16.25   -
              .............................
          1994                                           $16.88

            Granted - 1995


                          .................   _______
                                              396,150   $12.81   -
                                                         $13.75
                Outstanding -  December 31,   _______
                                              505,000   $12.81   -
              .............................
          1995                                           $16.88
                                              _______


           Shares Exercisable  at December   ________
                                               36,283   $16.25   -
                  .........................
          31, 1995                                       $16.88
                                             ________



          _________________________________
          1995 Management Stock Option Plan

            Granted - 1995.................   _______
                                              461,760   $13.75   -
                                                         $16.06
                Outstanding -  December 31,   461,760   $13.75   -
          1995.............................              $16.06

              Total  outstanding - December   _______
                                              966,760   $12.81   -
          31, 1995.........................              $16.88
                                              _______





          Note H--Employee Benefit Obligations
          Note H--Employee Benefit Obligations
          Note H--Employee Benefit Obligations

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

          Net periodic pension costs consisted of the following components:


                                              Year Ended December 31
                                               1995     1994     1993


                                              (thousands of dollars)
          Service  cost  -  benefit  earned  $        $        $
          during the year..................  4,015    4,666    4,002
          Interest   cost    on   projected    322
                                             7,       6,566    6,326
          benefit obligations..............
          Actual  loss  (return)   on  plan  (22,346  1,455    (11,738
                ...........................
          assets                                 )                 )
          Total amortization and deferral    __

                                         ..           __
                                                               ____


                                             ______
                                             15,086   ______
                                                      (8,733   _____
                                                               5,324
                                                            )

            Net periodic pension costs ....  ___
                                             $        __
                                                      $        ___
                                                               $

                                             ___
                                                      __
                                                               ___


                                             _____
                                             4,077    _____
                                                      3,954    _____
                                                               3,914

                                             _____
                                                      _____
                                                               _____





          Assumptions used in the accounting for the defined benefit plans as of December 31 were:

                                              1995     1994     1993


          Weighted average discount rates     7.25%
                                         ..            8.75%    7.25%
          Rates of increase in compensation   4.00%    4.00%    4.00%
          levels...........................
          Expected long-term rate of return   9.75%    9.50%    9.50%
          on assets........................


          The following table sets forth the funded status of the plans in which assets exceed accumulated benefits:

                                                December 31
                                             _______
                                               1995    _______
                                                         1994

                                               (thousands of
                                                  dollars)


          Actuarial   present    value   of
          benefit obligations:
           Vested benefit obligation ......  __
                                             $         ________
                                                       $ 65,073

                                             ______
                                             84,992

           Accumulated benefit obligation       __
                                                $

                                          .            ________
                                                       $ 67,350

                                             ______
                                             87,889

           Projected benefit obligation      $107,022
                                        ...            $ 80,164

          Plan assets at fair value........  __
                                                       __


                                             ______
                                             93,494    ______
                                                       76,090


          Projected benefit  obligation (in  (13,528)  (4,074)
          excess of) plan assets...........
          Unrecognized net loss............  12,934     5,644
          Prior service  (benefit) not  yet
          recognized
           in net periodic pension cost      (1,162
                                        ...            (1,141
                                                   )         )
          Unrecognized net (asset) at
           beginning  of   year,   net   of  __
                                                       __

          amortization.....................
                                             ______
                                             (1,960    ______
                                                       (2,228
                                                   )         )

          Net pension liability............  ________
                                             $ (3,716  ________
                                                       $ (1,799

                                             ________
                                                       ________


                                                  )         )


          The following table sets forth the funded status of the plans in which accumulated benefits exceed assets:

                                                December 31
                                             _______
                                               1995    _______
                                                         1994

                                               (thousands of
                                                  dollars)
          Actuarial   present    value   of
          benefit obligations:
           Vested benefit obligation ......  _______
                                             $ 5,891   _______
                                                       $ 5,163

           Accumulated benefit obligation    _______
                                             $ 5,891
                                          .            _______
                                                       $ 5,163

           Projected benefit obligation ...  $ 6,056   $ 5,189

          Plan assets at fair value........  _______
                                                       _______


                                                                         57
                                             ___
                                               0       ___
                                                         0


          Projected benefit  obligation (in  (6,056    (5,189
                                                   )         )
          excess of) plan assets...........
          Unrecognized net loss............   1,307       812
          Prior service  (benefit) not  yet
          recognized
           in net periodic pension cost         (70
                                        ...              (212
                                                   )         )
          Unrecognized net obligation at
           beginning  of   year,   net   of   1,376     1,605
          amortization.....................
          Adjustment required  to recognize  __
                                                       __

          minimum liability................
                                             ______
                                             (2,448    ______
                                                       (2,179
                                                   )         )

          Net pension liability............  ________
                                             $ (5,891  ________
                                                       $ (5,163

                                             ________
                                                       ________


                                                  )         )


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


          The following table sets forth the accrued cost of the Company's postretirement benefit plans recognized in the Company's Balance
          Sheet:

                                                  December 31
                                                 ______
                                                   1995  ______
                                                           1994



                                                 (thousands of
                                                    dollars)
          Accumulated  postretirement   benefit
          obligation (APBO):
           Retirees  .........................   $       $
                                                 6,671   5,496
           Fully    eligible    active     plan  1,884   1,280

          58
          participants........................
           Other active plan participants        3,384
                                          ....           1,752
           Unrecognized net (loss)/gain          (3,657
                                        ......             363
                                                     )
           Unrecognized prior service cost       __

                                           ...           _____


                                                 _____
                                                 1,275   ___
                                                         668

            Accrued postretirement benefit cost  _
                                                 $       _
                                                         $

                                                 _
                                                         _


                                                 _____
                                                 9,557   _____
                                                         9,559

                                                 _____
                                                         _____





          The weighted average discount rate used in determining the APBO was 7.25% and 8.75% in 1995 and 1994, respectively.


          Net periodic postretirement benefit cost include the following components:


                                                      December 31
                                                   1995    1994    1993


                                                 (thousands of dollars)

          Service cost.........................  $ 184   $  193  $  161
          Interest    cost    on    accumulated           680
                                                  815             765
          postretirement benefit obligation....
          Total amortization and deferral......  ______
                                                    (72  ____
                                                                 _____


                                                    )    ___
                                                         (29)    ____


            Net periodic postretirement benefit  _____
                                                 $ 927   ______
                                                         $  844  ______
                                                                 $  926
          cost.................................
                                                 _____
                                                         ______
                                                                 ______




          The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis as in prior years.

          An 11% increase in the cost of medical care was assumed for 1995. This medical trend rate is assumed to decrease 1% annually to 9% in 1997, and decrease to 0% thereafter as a result of the

                                                                         59
          expense cap in 1998. The medical trend rate assumption affects the amounts reported. For example, a 1% increase in the medical trend rate would increase the APBO by $378,000, and the net periodic cost by $78,000 for 1995.


          Note I--Litigation and Contingencies
          Note I--Litigation and Contingencies
          Note I--Litigation and Contingencies

          The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years.
           The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1995. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company.

          The Company has received a Revenue Agent's Report relative to an examination by the Internal Revenue Service of tax returns for fiscal years 1988 and 1989. A written protest has been filed requesting an appellate conference. The Company does not expect the resolution of this matter to have a material adverse effect on the Company.

          Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to

          60
          comply with existing regulations. The Company had recorded a liability of approximately $16.1 million as of December 31, 1995 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statement of operations for the years ended December 31, 1995, 1994 and 1993 were costs related to environmental remediation in the amount of $3.2 million, $1.9 million and $6.3 million, respectively.

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


          Note J--Noncancellable Lease Commitments
          Note J--Noncancellable Lease Commitments
          Note J--Noncancellable Lease Commitments

          The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, an airplane, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other equipment and four to eight years for transportation equipment. The airplane lease commenced in 1992 and has a term of seven years. The majority of service station properties have lease terms of 20 years. The average lease term for convenience stores is approximately 13 years.
           The Corporate Headquarters office lease has a ten year term beginning in 1993. Certain of these leases have renewal provisions.


                                                                         61

          Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1995 are as follows (in thousands):


                             .....................
                        1996                        $
                                                    10,425
                             .....................
                        1997                          9,613
                             .....................
                        1998                          9,334
                             .....................
                        1999                          9,557
                             .....................
                        2000                          8,270
                        After  2000 ..............  ___


                                                    ______
                                                    37,339

                              Total Minimum Rental  __
                                                    $
                        Payments .................
                                                    __


                                                    ______
                                                    84,538

                                                    ______




          Rental expense for the years ended December 31, 1995, 1994 and 1993 was $12,955,000, $13,658,000
          and $14,620,000, respectively.

          Note K--Investments and Deferred Charges
          Note K--Investments and Deferred Charges
          Note K--Investments and Deferred Charges


          Investments and deferred charges consist of the following:

                                                       December 31
                                                    _______
                                                      1995    _______
                                                                1994

                                                      (thousands of
                                                         dollars)

              Deferred turnarounds ..............   $        $ 15,874
                                                   10,603
              System development costs ..........    6,908     1,081
              Loan expense ......................    3,700       572
              Long-term notes receivable ........    2,563     3,029
              Goodwill ..........................    2,243     9,970
              Intangible pension asset ..........    1,376     1,605
              Investments in subsidiaries .......    1,185     5,745
              Deferred financing costs ..........      838       918

          62
              Other .............................  ____
                                                             ____


                                                   _____
                                                   1,217     _____
                                                             1,331

                 Investments and Deferred Charges
                 Investments and Deferred Charges
                 Investments and Deferred Charges  ________
                                                   $ 30,633  ________
                                                             $ 40,125

                                                   ________




          Accumulated amortization of goodwill was
          $4,395,000, and $6,888,000

                                     at December 31, 1995
          and 1994, respectively.



          Note L--Fair Value of Financial Instruments
          Note L--Fair Value of Financial Instruments
          Note L--Fair Value of Financial Instruments

          The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable, long-term debt and interest rate swap agreements to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1995 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-term Debt at December 31, 1995 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of its investments in subsidiaries is considered to be their carrying amount since these investments do not have quoted market prices.


          The  following  summarizes  the  carrying  amounts  and   related
          approximate fair values as of December 31, 1995 of the  Company's financial instruments  whose carrying  amounts do  not equal  its fair value:



                                             Carrying  Approxim
                                               ___
                                                         ate
                                                       _______
                                                          Fair
                                             _______
                                             Amount
                                                       _______
                                                       Value
                                                _

                                               (thousands of
                                                  dollars)

                                                                         63
          Assets

            Long-Term Notes Receivable ...   $         $
                                             2,563     2,294

          Liabilities

            Long-Term Debt ...............   128,506   128,181



          REPORT OF INDEPENDENT AUDITORS
          REPORT OF INDEPENDENT AUDITORS
          REPORT OF INDEPENDENT AUDITORS


          To the Stockholders
          Crown Central Petroleum Corporation


          We have audited the accompanying consolidated balance sheets of Crown Central Petroleum
          Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material ment. An audit includes examining, on a misstate test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in

          64
          conformity with generally accepted accounting principles.


          As discussed in Note A to the consolidated financial statements, in the fourth quarter of 1995, the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of
          SFAS No. 121.



                                                    /s/---Ernst & Young LLP


          Baltimore, Maryland
          February 29, 1996


                                      UNAUDITED
                                      UNAUDITED
                                      UNAUDITED
                           QUARTERLY RESULTS OF OPERATIONS
                           QUARTERLY RESULTS OF OPERATIONS
                           QUARTERLY RESULTS OF OPERATIONS
                Crown Central Petroleum Corporation and Subsidiaries
                  (thousands of dollars, except per share amounts)


                                 First           Third
                                         Second          Fourth
                                   _
                                           _
                                                   _
                                                           _

                                                                 _________
                                                                    Yearly
                                 ______
                                 Quarte          ______
                                                 Quarte
                                         ______
                                         Quarte          ______
                                                         Quarte
                                                                     _

                                   __
                                   r       __
                                           r               __
                                                           r
                                                   __
                                                   r

          1995
          1995
          1995
          Sales  and  operating  $445,4          $474,7
                                         $483,3          $461,1  $1,864,63
                  ...............
          revenues               24              37
                                         12              66      9
          Gross profit...........23,260          33,232
                                         42,638          11,623  110,753
          (Loss) income before
            extraordinary item   (6,918
                              ...        7,030           (67,78
                                                   304           (67,367)
                                     )                   3   )
          Net (loss) income .....(10,17  7,030           (67,78
                                                   304           (70,624)
                                     )
                                 5                       3   )
          (Loss)   income   per
          share before
            extraordinary item... (.71     .72           (6.99
                                                   .03             (6.95)
                                     )                       )
          Net (loss) income per  (1.04     .72           (6.99
                                                   .03             (7.28)
          share..................    )                       )

          1994
          1994
          1994
          Sales  and  operating  $393,5          $468,2
                                         $453,4          $383,8  $1,699,16
          revenues...............86      23      75      84      8
          Gross profit...........50,171  19,279  11,278  16,336   97,064

                                                                         65
          Net income (loss)......8,660           (26,60
                                         (7,286          (10,17  (35,406)
                                             )   8       2
                                                     )       )
          Net income (loss) per    .88           (2.71
                                          (.74           (1.06     (3.63)
               ..................
          share                              )       )       )


          Gross profit is defined as sales and operating revenues less costs and operating expenses
          (including applicable property and other operating taxes).

          Per share amounts are based upon the actual number of common shares outstanding each quarter.

          The net loss in the fourth quarter of 1995 was unfavorably impacted by a pre-tax write-down of $80.5 million relating to the implementation of Statement of Financial Accounting Standard No. 121
           Accounting for the Impairment of Long-Lived
          ``
          assets and for Long-Lived Assets to be Disposed
             .
            ''
          Of

          The net loss in the third quarter of 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million relating to the abandonment of plans to construct a hydrodesulphurization unit at the Pasadena refinery.



          Item 9.  CHANGES IN AND DISAGREEMENTS WITH
          Item 9.  CHANGES IN AND DISAGREEMENTS WITH
          Item 9.  CHANGES IN AND DISAGREEMENTS WITH
          AUDITORS ON
          AUDITORS ON
          AUDITORS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has not filed a Form 8-K within the last twenty-four (24) months reporting a change of independent auditors or any disagreement with the independent auditors.

          PART III
          PART III
          PART III

          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT
          REGISTRANT
          REGISTRANT

          Following is a list of Crown Central Petroleum
          Corporation's executive officers, their ages and their positions and offices as of March 1, 1996:

          Henry A. Rosenberg, Jr. (66)
          Henry A. Rosenberg, Jr. (66)
          Henry A. Rosenberg, Jr. (66)
          Director since 1955, Chairman of the Board and Chief Executive Officer since May 1975 and also President since March 1, 1996. Also a director of Signet Banking Corporation and USF&G Corporation.

          Phillip W. Taff (54)
          Phillip W. Taff (54)
          Phillip W. Taff (54)

          66
          Senior Vice President - Finance and Chief
          Financial Officer since June 1994. Director of the Company from 1992 until his employment by the Company. Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Greyhound Lines, Inc. from April 1993 to May 1994. Senior Vice President and Chief Financial Officer of American Trading and Production Company from May 1991 to April 1993. Executive Vice President of PHH Corporation and President of PHH Fleet America from April 1987 to April 1991.

          Edward L. Rosenberg (40)
          Edward L. Rosenberg (40)
          Edward L. Rosenberg (40)
          Senior Vice President - Administration - Corporate Development and Long Range Planning since June 1994; Senior Vice President - Finance and Administration from December 1991 to June 1994; Vice President - Supply & Transportation from October 1990 to December 1991. Edward L. Rosenberg is the son of Henry A. Rosenberg, Jr., and the brother of Frank B. Rosenberg.

          John E. Wheeler, Jr. (43)
          John E. Wheeler, Jr. (43)
          John E. Wheeler, Jr. (43)
          Senior Vice President - Treasurer and Controller since June 1994; Vice President - Treasurer and Controller from December 1991 to June 1994; Vice President - Controller from March 1984 to December 1991.

          George R. Sutherland, Jr. (51)
          George R. Sutherland, Jr. (51)
          George R. Sutherland, Jr. (51)
          Senior Vice President - Supply and Transportation since July 1995; Vice President - Supply and
          Transportation from July 1992 to June 1995.
          Senior Vice President - Trading of Pacific
          Resources, Inc. from 1989 until employment by the Company.

          Randall M. Trembly (49)
          Randall M. Trembly (49)
          Randall M. Trembly (49)
          Senior Vice President - Refining since July 1995;
          Vice President - Refining from December 1991 to
          June 1995; Vice President-Treasurer from October
          1987 to December 1991.

          Thomas L. Owsley (55)
          Thomas L. Owsley (55)
          Thomas L. Owsley (55)
          Vice President - Legal since April 1983.

          Paul J. Ebner (38)
          Paul J. Ebner (38)
          Paul J. Ebner (38)
          Vice President - Marketing Support Services since
          December 1991; General Manager - Marketing Support
          Services from November 1988 to December 1991.

          J. Michael Mims (46)
          J. Michael Mims (46)
          J. Michael Mims (46)
          Vice President - Human Resources since June 1992.
           Vice President - Internal Auditing and Consulting
          Services from December 1991 to June 1992;
          Director of Internal Auditing from September 1983 to December 1991.

          Frank B. Rosenberg (37)
          Frank B. Rosenberg (37)
          Frank B. Rosenberg (37)

                                                                         67
          Vice President - Marketing since January 1993;
          Southern Marketing Division Manager from January
          1992 to January 1993; Vice President - Wholesale
          Marketing - La Gloria Oil and Gas Company from
          October 1990 to January 1992. Frank B. Rosenberg is the son of Henry A. Rosenberg, Jr. and the brother of Edward L. Rosenberg.

          Dennis W. Marple (47)
          Dennis W. Marple (47)
          Dennis W. Marple (47)
          Vice President - Wholesale Sales and Terminals since January 1996. General Manager - Wholesale
          Sales from February 1, 1995 to December 31, 1995.
           Vice President - Supply, Trading and
          Transportation from October 1, 1989 to January 1,
          1995.

          Dolores B. Rawlings (58)
          Dolores B. Rawlings (58)
          Dolores B. Rawlings (58)
          Secretary since November 1990.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years. The information required in this Item 10 regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 15, 1996.


          Item 11.  EXECUTIVE COMPENSATION
          Item 11.  EXECUTIVE COMPENSATION
          Item 11.  EXECUTIVE COMPENSATION

          The information required in this Item 11 regarding executive compensation is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 15, 1996.


          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT
                      OWNERS AND MANAGEMENT
                      OWNERS AND MANAGEMENT

          The information required in this Item 12 regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 15, 1996.


          Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          Item 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS
          TRANSACTIONS
          TRANSACTIONS

          68
          The information required in this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 15, 1996.


                                       PART IV
                                       PART IV
                                       PART IV

          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS
          AND REPORTS
          AND REPORTS
                      ON FORM 8-K
                      ON FORM 8-K
                      ON FORM 8-K

          (a) (1)          LIST OF FINANCIAL STATEMENTS
                           LIST OF FINANCIAL STATEMENTS
                           LIST OF FINANCIAL STATEMENTS
          The following Consolidated Financial Statements of Crown Central Petroleum Corporation and subsidiaries, are included in Item 8 on pages 18 through 33 of this report:

             oConsolidated Statements of Operations --
          Years ended December 31, 1995, 1994 and 1993

             oConsolidated Balance Sheets -- December 31,
          1995 and 1994

             oConsolidated Statements of Changes in Common
                Stockholders' Equity -- Years ended
                December 31, 1995, 1994 and 1993

             oConsolidated Statements of Cash Flows --
          Years ended December 31, 1995, 1994 and 1993

             oNotes to Consolidated Financial Statements --
          December 31, 1995


          (a) (2) LIST OF FINANCIAL STATEMENT SCHEDULES
                  LIST OF FINANCIAL STATEMENT SCHEDULES
                  LIST OF FINANCIAL STATEMENT SCHEDULES

          The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (a) (3) and (c) LIST OF EXHIBITS
                          LIST OF EXHIBITS
                          LIST OF EXHIBITS

          EXHIBIT
          EXHIBIT
          EXHIBIT
          NUMBER
          NUMBER
          NUMBER

            3
            3
            3  Articles of Incorporation and Byla
               Articles of Incorporation and Byla
               Articles of Incorporation and Bylaws
                                                 ws
                                                 ws

          (a) Agreement of Consolidation as amended through August 28, 1988 (Articles of Incorporation) was previously filed with the Registrant's

                                                                         69
               Form 10-K for the year ended December 31, 1992, herein incorporated by reference.

          (b) Bylaws of Crown Central Petroleum Corporation as amended and restated at February 29, 1996.


            4
            4
            4  Instruments Defining the Rights of Security
               Instruments Defining the Rights of Security
               Instruments Defining the Rights of Security
          Holders, Including Indentures
          Holders, Including Indentures
          Holders, Including Indentures

          (a) Credit Agreement dated as of September 25, 1995 between the Registrant and various banks was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1995 as Exhibit 4(a), herein incorporated by reference.

          (b) Amendment effective as of December 31, 1995 to the Credit Agreement dated as of September
               25, 1995.

          (c)  Form of Indenture for the Registrant's 10
               7/8% Senior Notes due 2005 filed on January
               17, 1995 as Exhibit 4.1 of Amendment No. 3 to
               Registration Statement on Form S-3,
               Registration No. 33-56429, herein
               incorporated by reference.


           10
           10
           10  Material Contracts
               Material Contracts
               Material Contracts

          (a)  Crown Central Petroleum Retirement Plan
               effective as of July 1, 1993, was previously filed with the Registrant's Form 10-K for the year ended December 31, 1993 as Exhibit 10(a), herein incorporated by reference.

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

           (c) Employee Savings Plan as amemded and restated effective January 1, 1987.

          (d) Directors' Deferred Compensation Plan adopted on August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1983 as Exhibit 19(b), herein incorporated by reference.

          (e) The Long-Term Performance Reward Plan as in effect for the ninth performance cycle
               (1993/1994/1995) was previously filed with the Registrant's Form 10-Q for the quarter

          70
               ended March 31, 1993, as Exhibit 19(a), herein incorporated by reference.

          (f)  The 1994 Long-Term Incentive Plan was
               previously filed as an exhibit to the
               Registrant's Proxy Statement dated March 24,
               1994, herein incorporated by reference.

          (g) The 1995 Annual Incentive Plan was previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1995, as Exhibit 19(a), herein incorporated by reference.

          (h) The 1995 Management Stock Option Plan filed on April 28, 1995 as Exhibit 4 of
               Registration Statement on Form S-8,
               Registration No. 33-58927, herein
               incorporated by reference.

          (i)  Advisory and Consultancy Agreement dated
               October 28, 1993 between Jack Africk,
               Director and Crown Central Petroleum
               Corporation was previously filed with the Registrant's Form 10-Q for the quarter ended
               September 30, 1994 as Exhibit 99, herein incorporated by reference.

          (j) The Employment Agreement between Charles L. Dunlap, President and Crown Central Petroleum Corporation, dated October 29, 1991 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1991 as Exhibit 19(a), herein incorporated by reference.

          (k)  Employees Supplementary Savings Plan filed on
               February 27, 1995 as Exhibit 4 of
               Registration Statement on Form S-8,
               Registration No. 33-57847, herein
               incorporated by reference.


           11
           11
           11  Statement re:  Computation of Earnings Per
               Statement re:  Computation of Earnings Per
               Statement re:  Computation of Earnings Per
          Share
          Share
          Share
               Exhibit 11 is included on page 40 of this report.

           13
           13
           13  Annual Report to Security Holders, Form 10-Q
               Annual Report to Security Holders, Form 10-Q
               Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders or Quarterly Report to Security Holders or Quarterly Report to Security Holders
               Annual Report Exhibits:
               (a) Shareholders' Letter dated February 29,
                   1996.
               (b) Financial Summary, Operating Summary and
                   Key Financial Statistics.
               (c) Directors and Officers of the Company

                                                                         71
                   Corporate Information
               (d)
                   Supplement to the Annual - Operating
               (e)
                   Results and Operating Statistics



               Subsidiaries of the Registrant
               Subsidiaries of the Registrant
               Subsidiaries of the Registrant
            21
            21
            21
               Exhibit 21 is included on page 41 of this report.

               Consent of Independent Auditors
               Consent of Independent Auditors
               Consent of Independent Auditors
            23
            23
            23



               Exhibit 23 is included on page 42 of this report.

               Power of Attorney
               Power of Attorney
               Power of Attorney
            24
            24
            24



               Exhibit 24 is included on page 43 of this report.

               Financial Data Schedule
               Financial Data Schedule
               Financial Data Schedule
           27
           27
           27

               Form 11-K will be filed under cover of Form
               Form 11-K will be filed under cover of Form
               Form 11-K will be filed under cover of Form
           99
           99
           99
          10-KA by June 28, 1996.
          10-KA by June 28, 1996.
          10-KA by June 28, 1996.


               REPORTS ON FORM 8-K
               REPORTS ON FORM 8-K
               REPORTS ON FORM 8-K
          (b)
          (b)
          (b)
               There were no reports filed on Form 8-K for the three months ended December 31, 1995.

                   Certain exhibits listed on pages 38 and
              :
          NOTE
          NOTE
          NOTE
               39 of this report and filed with the
               Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.


                                                                 EXHIBIT 11
                                                                 EXHIBIT 11
                                                                 EXHIBIT 11



                CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES
                          COMPUTATION OF EARNINGS PER SHARE
                          COMPUTATION OF EARNINGS PER SHARE
                          COMPUTATION OF EARNINGS PER SHARE
                   (thousands of dollars except per share amounts)






                                           _____________________________
                                                Year Ended December 31

                                           _______
                                             1995      ______
                                                         1994      ______
                                                                     1993





          72
          Primary  and   Fully   Diluted
          Primary  and   Fully   Diluted
          Primary  and   Fully   Diluted
          Earnings Per Share
          Earnings Per Share
          Earnings Per Share
           Net  (loss)   applicable  to   __
                                          $          ___
                                                     $          _____
                                                                $
          common shares
                                          __
                                                     ___
                                                                _____


                                                 )
                                          _______
                                          (70,624    _______
                                                     (35,406)   ______
                                                                (4,300 _
                                                                       )
                                                                      _


                                          _______
                                                     _______
                                                                ________



          Shares outstanding as reported
          at December 31,
             1994,   1993    and   1992,  9,803,098  9,832,598  9,832,598
          respectively

          Restricted shares held  by the
          Company at
            December 31                   (105,500)

          Weighted average effect  of 52
          shares of common
            stock issued in October 1995        13

          Weighted  average   effect  of
          135,000 shares
           of common stock purchased in   ________
                                                     ____

          May 1994
                                          ________
                                                     _______
                                                     (90,000)


          Weighted  average   number  of
          common shares
           outstanding, as  adjusted at   _
                                                     _

          December 31
                                          _
                                                     _


                                          _________
                                          9,697,611  _________
                                                     9,742,598  _________
                                                                9,832,598

                                          _________
                                                     _________
                                                                _________



          Net (loss) per common share     ________
                                          $          ________
                                                     $          ________
                                                                $

                                          ________
                                                     ________
                                                                ________


                                          _____
                                          (7.28  )        __

                                                     _____
                                                     (3.63  )   _____
                                                                 (.44  )

                                          _____
                                                     _______
                                                                _____





                                                                 EXHIBIT 21
                                                                 EXHIBIT 21
                                                                 EXHIBIT 21





                                    SUBSIDIARIES
                                    SUBSIDIARIES
                                    SUBSIDIARIES


          1. Subsidiaries as of December 31,  1995, which are consolidated
             Subsidiaries as of December 31,  1995, which are consolidated
             Subsidiaries as of December 31,  1995, which are consolidated
             in  the   financial  statements   of  the   Registrant;  each
             in  the   financial  statements   of  the   Registrant;  each
             in  the   financial  statements   of  the   Registrant;  each
             subsidiary is  100% owned  and doing  business under  its own subsidiary is  100% owned  and doing  business under  its own subsidiary is  100% owned  and doing  business under  its own name.
             name.
             name.

                                                       Nation or State
                                                       Nation or State
                                                       Nation or State
             Subsidiary
             Subsidiary
             Subsidiary                                of Incorporation
                                                       of Incorporation
                                                       of Incorporation

             Continental American Corporation          Delaware
             Coronet Security Systems, Inc.            Delaware
             Coronet Software, Inc.                    Delaware
             Crown Central Holding Corporation         Maryland
             Crown  Central   International   (U.K.),  United Kingdom
             Limited
             Crown Central Pipe Line Company           Texas
             Crown Gold, Inc.                          Maryland
             The Crown Oil and Gas Company             Maryland
             Crown-Rancho Pipe Line Corporation        Texas
             Crown Stations, Inc.                      Maryland
             Crowncen International N.V.               Netherlands
                                                       Antilles
             Fast Fare, Inc.                           Delaware
             F Z Corporation                           Maryland
             Health Plan Administrators, Inc.          Maryland
             La Gloria Oil and Gas Company             Delaware
             Locot, Inc.                               Maryland
             McMurrey Pipe Line Company                Texas
             Tiara Insurance Company                   Vermont
             Tiara Properties, Inc.                    Maryland
             T. B. & Company, Inc.                     Maryland



                                                                 EXHIBIT 23
                                                                 EXHIBIT 23
                                                                 EXHIBIT 23







                           CONSENT OF INDEPENDENT AUDITORS
                           CONSENT OF INDEPENDENT AUDITORS
                           CONSENT OF INDEPENDENT AUDITORS



             We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-

          74
          53457) pertaining to the 1994 Long Term Incentive
          Plan and Employees Savings Plan and the
          Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings
          Plan of Crown Central Petroleum Corporation and
          Subsidiaries of our report dated February 29, 1996, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in the Annual Report
          (Form 10-K) for the year ended December 31, 1995.







             ERNST & YOUNG LLP

          Baltimore, Maryland
          March 15, 1996


                                                                EXHIBIT 24
                                                                EXHIBIT 24
                                                                EXHIBIT 24

                                  POWER OF ATTORNEY
                                  POWER OF ATTORNEY
                                  POWER OF ATTORNEY



          We, the  undersigned  officers  and directors  of  Crown  Central
          Petroleum  Corporation  hereby  severally  constitute  Henry   A.
          Rosenberg, Jr.,  Phillip W. Taff, John E. Wheeler, Jr. and Thomas
          L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and  each of them to  sign for us in  our names and in the capacities indicated  below this Report on  Form
          10-K for the fiscal year ended December 31, 1995 pursuant to  the requirements of  Section  13  or  15(d)  of  the  Securities  and
          Exchange Act of 1934 and all amendments thereto.


          _________
          Signature
          _________
          Signature
          _________
          Signature             _____
                                Title
                                _____
                                Title
                                _____
                                Title                              ____
                                                                   Date
                                                                   ____
                                                                   Date
                                                                   ____
                                                                   Date

          /s/---Henry A. Rosenberg, Jr.
                                Chairman of the Board, President   3/11/96
          Henry A. Rosenberg, Jr.                                  and
          Chief Executive Officer
                                (Principal Executive Officer)

          /s/---Jack Africk
                                Director
                                3/11/96
          Jack Africk

                                                                         75
          /s/---George L. Bunting, Jr.
                                Director                           3/11/96
          George L. Bunting, Jr.

          /s/---Michael F. DaceyDirector                           3/11/96
          Michael F. Dacey

          /s/---Robert M. Freeman
                                Director                           3/11/96
          Robert M. Freeman

          /s/---Thomas M. Gibbons
                                Director                           3/11/96
          Thomas M. Gibbons

          /s/---Patricia A. Goldman
                                Director                           3/11/96
          Patricia A. Goldman

          /s/---Peter J. Holzer
                                Director                           3/11/96
          Peter J. Holzer

          /s/---William L. Jews
                                Director                           3/11/96
          William L. Jews

          /s/---Rev. Harold E. Ridley, Jr., S.J.
                                Director                           3/11/96
          Reverend Harold E. Ridley, Jr., S.J.

          /s/---Phillip W. Taff Senior Vice President - Finance and3/11/96
          Phillip W. Taff       Chief Financial Officer
                                (Principal Financial Officer)

          /s/---John E Wheeler, Jr.                                Senior
          Vice President - Treasurer and Controller                3/11/96
          John E. Wheeler, Jr.  (Principal Accounting Officer)

                                        -43-


                                     SIGNATURES
                                     SIGNATURES
                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CROWN      CENTRAL      PETROLEUM
                                         CROWN      CENTRAL      PETROLEUM
                                         CROWN      CENTRAL      PETROLEUM
          CORPORATION
          CORPORATION
          CORPORATION

          76
                                         By   ____________________________
                                                         *

          __________________________________

                                            Henry A. Rosenberg, Jr.
                                            Chairman   of    the    Boa rd,
          President
                                            and Chief Executive Officer


                                         By   ____________________________
                                                         *

          ____________________________________

                                            Phillip W. Taff
                                            Senior   Vice    President   -
          Finance and
                                            Chief Financial Officer


                                         By    ___________________________
                                               /s/---John E. Wheeler, Jr.

          ____________________________

                                            John E. Wheeler, Jr.
                                            Senior   Vice    President   -
          Treasurer and Controller
          Date: March 15, 1996




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 1996 by the following persons on behalf of the registrant and in the capacities indicated:

          _________________________________________________________________
                         *

          ___
                                            ______________________________
                                                           *

          _________________________________

          Jack Africk, Director             Patricia A. Goldman, Director


          _________________________________________________________________
                         *

          ___
                                            ______________________________
                                                           *

          _________________________________

          George L. Bunting, Jr., Director  Peter J. Holzer, Director


          _________________________________________________________________
                         *

          ___
                                            ______________________________
                                                           *

          _________________________________

          Michael F. Dacey, Director        William L. Jews, Director



          _________________________________________________________________
                         *

          ___
                                            ______________________________
                                                           *

          _________________________________

          Robert M. Freeman, Director       Rev. Harold  E.  Ridley,  Jr.,
          S.J., Director


          _________________________________________________________________
                         *

          ___
                                            ______________________________
                                                           *

          _________________________________

          Thomas M. Gibbons, Director       Henry   A.   Rosenberg,   Jr.,
          Director
                                            Chairman   of    the    Board,
          President
                                                  and    Chief    Executive
          Officer






                                            *By Power of Attorney (John E.
          Wheeler, Jr.)

                                        -44-

