Form 10-Q
period 1996-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1996-05-15
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
           Washington, D. C.   20549

                   FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
       OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the quarterly period ended
       March 31, 1996

                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

      For the transition period from_____
                                         to_____



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

             YES ___
                  X       NO __



The number of shares outstanding at April 30, 1996 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,392 shares and 5,120,417 shares, respectively.


- -1-

   CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES

                     Table of Contents









                                              PAGE

PART I  -  FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Balance
         Sheets March 31, 1996 and
         December 31, 1995 ....................3-4

         Consolidated Condensed Statements
         of Operations Three months ended
         March 31, 1996 and 1995 ................5

         Consolidated Condensed Statements
         of Cash Flows Three months ended
         March 31, 1996 and 1995 ................6

         Notes to Unaudited Consolidated
         Condensed Financial Statements ......7-11

Item 2 - Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations ......................12-15


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings .....................16

Item 6 - Exhibits and Reports on Form 8-K ......16

         Exhibit 3  - Articles of Incorporation and Bylaws

         Exhibit 11 - Statement re:  Computation
                      of Earnings Per Share

         Exhibit 20 - Interim Report to
                      Stockholders for the three
                      months ended March 31, 1996

         Exhibit 27 - Financial Data Schedule


SIGNATURE ......................................16

- -2-

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                CONSOLIDATED CONDENSED BALANCE SHEETS
        Crown Central Petroleum Corporation and Subsidiaries
                       (Thousands of dollars)




                                      March 31    December 31
                                        1996         1995
                                     ----------  -------------
Assets                                     (Unaudited)


Current Assets
  Cash and cash equivalents .....     $  18,258    $  42,045
  Accounts receivable - net .....       123,702      105,799
     Recoverable income taxes ...         2,327        4,137
  Inventories ...................       113,193       96,025
  Other current assets ..........         8,357        2,595
                                      ---------    ---------
    Total Current Assets ........       265,837      250,601






Investments and Deferred Charges .       34,737       30,633






Property, Plant and Equipment ....      630,011      624,338
  Less allowance for depreciation       327,718      322,358
                                      ---------    ---------
    Net Property, Plant and Equipment   302,293      301,980
                                      ---------    ---------

                                      $ 602,867    $ 583,214
                                      =========    =========

See notes to unaudited consolidated condensed financial statements.

- -3-

             CONSOLIDATED CONDENSED BALANCE SHEETS
      Crown Central Petroleum Corporation and Subsidiaries
                     (Thousands of dollars)



                                       March 31  December 31
Liabilities and Stockholders' Equity     1996       1995
                                      ---------- -----------
                                           (Unaudited)
Current Liabilities
  Accounts payable:
    Crude oil and refined products .   $ 161,121   $ 112,036
    Other  .........................      16,735      24,287
  Accrued liabilities ..............      60,182      66,788
  Current portion of
    long-term debt .................       1,346       1,559


                                       ---------   ---------
      Total Current Liabilities ....     239,384     204,670

Long-Term Debt .....................     128,185     128,506

Deferred Income Taxes ..............      23,084      27,995

Other Deferred Liabilities .........      35,643      32,548

Common Stockholders' Equity
  Common stock, Class A - par value
    $5 per share:  Authorized shares
    --7,500,000; issued and
    outstanding shares--4,817,392
    in 1996 and 1995 ...............      24,087      24,087
  Common stock, Class B - par value
    $5 per share:  Authorized shares
    --7,500,000; issued and
    outstanding shares--5,106,858
    in 1996 and 5,135,558 in
    1995 ..........................       25,534      25,678
  Additional paid-in capital ......       92,583      92,249
  Unearned restricted stock .......       (3,837)     (3,733)
  Retained earnings ...............       38,204      51,214
                                       ---------   ---------
      Total Common Stockholders'
        Equity ....................      176,571     189,495

                                       ---------   ---------

                                       $ 602,867   $ 583,214
                                       =========   =========





See notes to unaudited consolidated condensed financial statements.

- -4-


           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         Crown Central Petroleum Corporation and Subsidiaries
           (Thousands of dollars, except per share amounts)


                                              (Unaudited)
                                      Three Months Ended March 31
                                         1996              1995
                                      -----------      -----------


Revenues
  Sales and operating revenues ....   $ 371,091        $ 344,833

Operating Costs and Expenses
  Costs and operating expenses ....     355,138          321,573
  Selling and administrative expenses    23,268           20,005
  Depreciation and amortization ...       7,977            9,492
  Sales of property, plant and
    equipment                                22              243
                                      ---------       ----------
                                        386,405          351,313
                                      ---------       ----------

Operating (Loss) ..................     (15,314)          (6,480)
Interest and other income .........         866              748
Interest expense ..................      (3,562)          (3,475)
                                      ---------       ----------

(Loss) Before Income Tax (Benefit)      (18,010)          (9,207)

Income Tax (Benefit) ..............      (5,000)          (2,289)
                                      ---------       ----------

(Loss) Before Extraordinary Item ..     (13,010)          (6,918)

Extraordinary (Loss) from Early
  Extinguishment of Debt (net of
  income tax benefit of $2,039) ...                       (3,257)
                                      ---------       ----------


Net (Loss) ........................   $ (13,010)      $  (10,175)
                                      =========       ==========

Net (Loss) Per Share:
  Loss) Before Extraordinary Item .   $   (1.34)      $     (.71)

Extraordinary (Loss) from Early
  Extingiushment of Debt ..........                         (.33)
                                      ---------       ----------

Net (Loss) Per Share ..............   $   (1.34)      $    (1.04)
                                      =========       ==========


See notes to unaudited consolidated condensed financial statements.

- -5-


             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Crown Central Petroleum Corporation and Subsidiaries


                         (Thousands of dollars)



                                                (Unaudited)
                                        Three Months Ended March 31
                                           1996             1995
                                        ----------       ----------
Net Cash Flows From
 Operating Activities
   Net cash from operations before
     changes in working capital ......  $   (6,666)      $    1,636
   Net changes in working capital items     (4,096)         (15,215)
                                        ----------       ----------

     Net Cash (Used in) Operating
       Activities ....................     (10,762)         (13,579)
                                        ----------       ----------

Cash Flows From Investment Activities
  Capital expenditures ...............      (7,405)          (6,602)
  Proceeds from sales of property,
    plant and equipment ..............         142              406
  Deferred turnaround maintenance ....      (3,376)          (1,750)
  Other charges to deferred assets ...      (1,381)          (2,442)
                                        ----------       ----------

     Net Cash (Used in) Investment
       Activities ....................     (12,020)         (10,388)


Cash Flows From Financing Activities
  Proceeds from debt and credit
    agreement borrowings .............                      142,887
  (Repayments) of debt and credit
    agreement borrowings .............        (540)        (121,567)
  Net cash flows from long-term
    notes receivable .................        (558)              72
  Issuance of common stock ...........          93
                                        ----------      -----------

    Net Cash (Used in) Provided by
      Financing Activities ...........      (1,005)          21,392
                                        ----------      -----------

Net (Decrease) in Cash and
  Cash Equivalents ...................  $ (23,787)      $   (2,575)
                                        =========       ==========

See notes to unaudited consolidated condensed financial statements.

- -6-

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

March 31, 1996


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December
31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

At March 31, 1996, approximately 1,662,000 barrels of crude oil and refined products, or approximately $46.4 million of inventory, were held in excess of anticipated year-end quantities, excluding crude oil held for resale, and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Environmental Costs - The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active operating retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.


- -7-

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

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses represent the difference between the market price of refined products and the price of the derivative financial instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in inventory and other current assets and liabilities to the extent that the associated refined products have not been sold. A hedging strategy position generating an overall net unrealized loss is recognized in costs and operating expenses. The Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production. However, the use of such a program can limit the Company's ability to participate in an improvement in related refined product profit margins.

Credit Risk  -  The  Company is  potentially  subjected  to
concentrations of  credit  risk with  accounts  receivable,
interest rate  swaps, and  futures,  forwards and  exchange
traded options  for  crude  oil  and  finished  products.
Because the Company has  a large and diverse  customer base
with  no  single  customer  accounting  for  a  significant
percentage of accounts  receivable, there  was no  material
concentration of credit risk in these accounts at March 31,
1996.  The Company  evaluates the credit worthiness  of the
counterparties  to  interest   rate  swaps,   and  futures,
forwards and  exchange traded  options  and considers  non-
performance credit  risk  to  be  remote.   The  amount  of
exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

Statements of Cash Flows - Net changes in working capital items presented in the Unaudited Consolidated Condensed
Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.

Reclassifications - To conform to the 1996 presentation, Sales and operating revenues and Costs and operating expenses for the three months ended March 31, 1995 have been adjusted to exclude all federal and state excise taxes. As a result, Sales and operating revenues and Costs and operating expenses decreased $100,591,000 for the first quarter of 1995 from the numbers originally reported. This adjustment had no effect on net loss for the period.

- -8-


Note B - Inventories

Inventories consist of the following:

                                    March 31      December 31
                                      1996           1995
                                   ----------     -----------
                                    (thousands of dollars)
Crude oil .....................    $ 70,617       $ 58,047
Refined products ..............      89,532         77,342
                                   --------       --------
  Total inventories at FIFO
   (approximates current cost).     160,149        135,389
LIFO allowance ................     (60,091)       (52,301)
                                   --------       --------
  Total crude oil and refined
    products ..................     100,058         83,088
                                   --------       --------

Merchandise inventory at FIFO
  (approximates current cost) .       6,412          6,453
LIFO allowance ................      (1,674)        (1,674)
                                   --------       --------
  Total merchandise ...........       4,738          4,779
                                   --------       --------

Materials and supplies inventory
  at FIFO .....................       8,397          8,158
                                   --------       --------
  Total Inventory .............    $113,193       $ 96,025
                                   ========       ========


Note C - Long-term Debt and Credit Arrangements

Long-term debt consists of the following:


                                       March 31     December 31
                                         1996          1995
                                      ----------    -----------
                                       (thousands of dollars)
Unsecured 10 7/8% Senior Notes .....  $124,724      $124,716


Purchase Money Lien ................     4,209         4,492

Other obligations ..................       598           856
                                      --------      --------
                                       129,531       130,064

Less current portion ...............     1,346         1,558
                                      --------      --------
  Long-Term Debt ...................  $128,185      $128,506
                                      ========      ========


As of May 14, 1996, under the terms of the unsecured revolving Credit Agreement effective as of September 25, 1995 (Credit Agreement), which is used solely for the purpose of financing the working capital requirements of the Company, the Company had outstanding irrevocable standby letters of credit in the principal amount of $20.4 million for performance obligations related to environmental and insurance matters, cash borrowings of $10 million and unused commitments available for future cash borrowings and letters of credit totaling $99.6 million.
As of March 31, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year. The
$125 million unsecured 10.875% Senior Notes (Notes), which were issued under an Indenture (Indenture) are used principally to finance the permanent capital requirements of the Company. As of March 31, 1996, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type which limit the amount of additional indebtedness the Company may incur outside of the Credit Agreement and under certain circumstances restrict the Company from declaring dividends. As of March 31, 1996, the Indenture substantially restricted the Company from effecting borrowings outside of the Credit Agreement and precluded the Company from paying any dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992. The Company expects that, but there can be no assurance that, by the fourth quarter of 1996, due to improved operating results, the Indenture will no longer substantially restrict the Company from effecting borrowings outside of the Credit Agreement.

- -9-

Note D - Crude Oil and Refined Product Hedging Activities and Other Derivative Financial Instruments

The net deferred loss from crude oil and refined product hedging strategies at March 31, 1996 was $3.9 million.

Included in these hedging strategies are contracts maturing from May 1996 to February 1997. The amount of estimated crude requirements and estimated finished product sales hedged at March 31, 1996 was not material.

There were no interest rate swap agreements outstanding at any time during the first quarter of 1996. At March 31, 1996, the Company has recorded a deferred gain of $1.1 million related to canceled interest rate swap agreements which will be amortized into income over the remaining terms of the original swap agreements ranging from 1996 to 1998. The Company may utilize interest rate swaps in the future to further manage the cost of funds.


Note E - Calculation of Net (Loss) Income Per Common Share

Net (loss) per common share for the three months ended
March 31, 1996 and 1995 is based on the weighted average of common shares outstanding of 9,700,083 and 9,697,598, respectively.


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

Performance  Vested  Restricted  Stock  (PVRS)  awards  are
subject to the attainment of performance  goals and certain
restrictions  including  the   receipt  of   dividends  and
transfers of ownership. Beginning with grants made in 1996,
shares  not   awarded  relative   to   the  attainment   of
performance goals will be awarded upon the completion of a 5 year service requirement. As of March 31, 1996, 219,300 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals.

Under the  1994  Long-term  Incentive  Plan,  non-qualified
stock options are  granted to participants  at a  price not
less than 100% of the fair market value of the stock on the
date of grant.  The exercise  period is ten years  with the
options vesting one-third per year over three years after a
one-year waiting period.  As  of March 31, 1996,  grants of
non-qualified  stock   options   have   been   awarded   to
participants to purchase  547,873 shares  of the  Company's
Class B Common Stock.

Under the terms of the 1995 Management Stock Option Plan, a maximum of 500,000 shares of Class B Common Stock was available for distribution. The Company awarded to participants non-qualified stock options to purchase
461,760 shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period.

Shares of Class B Common Stock available for issuance under options or awards amounted to 371,067 at March 31, 1996.






           [This space intentionally left blank]


- -10-


Detail of  the Company's stock options are as follows:


                                         Shares          per share
                                      ------------    ---------------
1994 Long-Term Incentive Plan
- -----------------------------
   Granted - 1994 ...............          109,800     $16.13-$16.88
   Canceled - 1994 ..............             (950)    $16.88
                                        ----------
   Outstanding -
      December 31, 1994 .........          108,850     $16.13-$16.88

   Granted - 1995 ...............          396,150     $12.81-$13.75
                                        ----------
   Outstanding -
      December 31, 1995 .........          505,000     $12.81-$16.88

   Granted - 1996 ...............          101,800     $17.06-$17.69
   Exercised - 1996 .............           (7,300)    $12.81
   Canceled - 1996 ..............          (58,937)    $12.81-$16.88
                                        ----------
 Outstanding - March 31, 1996 ...          540,573     $12.81-$17.69
                                        ==========


 Shares Exercisable
     at March 31, 1996 ..........           96,943     $12.81-$16.88
                                        ==========

 1995 Management Stock Option Plan
 ---------------------------------
   Granted - 1995 ...............          461,760     $13.75-$16.06
                                        ----------
    Outstanding - March 31, 1996           461,760     $13.75-$16.06
                                        ==========

Total outstanding -
   March 31, 1996 ...............       1,0002,333     $12.81-$17.69
                                        ==========


Note G - Litigation and Contingencies

Except as disclosed in this note, there have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on
Form 10-K for the fiscal year ended December 31, 1995.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company has recorded a liability of approximately $16.4 million as of March 31, 1996 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years. While certain recoveries from various state environmental funds are reasonably anticipated based upon prior experience, no amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in costs and operating expenses in the statements of operations for the three months ended March 31, 1996 and 1995 were costs related to environmental remediation in the amounts of $.4 million and $.7 million, respectively.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements and processes, the number and strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on the results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.


- -11-

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $26.3 million or 7.6% in the first quarter of 1996 from the comparable period in 1995. The increase in Sales and operating revenues was primarily attributable to a 7% increase in the average sales price per gallon of petroleum products and a .7% increase in petroleum product sales volumes. Additionally, there was a slight increase in merchandise sales of .6%.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 25.2% to 27.1% for the three months ended March 31, 1995 and 1996, respectively. The increase in gross margin is a result of the Company's merchandise pricing program designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 1.9% and 3.9%, respectively, and has contributed to the $.4 million or 8.1% increase in merchandise gross profit. Aggregate merchandise gross profit on a same store basis increased by 11.4% in the first quarter of 1996 compared to the same 1995 period.

Costs and operating expenses increased $33.6 million or 10.4% in the first quarter of 1996 compared to the same period in 1995. The increase was due to a 9.3% increase in the average cost per barrel consumed of crude oil and feedstocks and to slight increases in volumes sold as previously mentioned. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory which decreased the Company's gross margin $.57 per barrel ($7.8 million) in 1996, and $.10 per barrel ($1.3 million) in 1995.

In the first quarter of 1996, the Company has adjusted its gasoline and distillate production to take advantage of better distillate margins compared to gasoline margins.
Correspondingly, yields of distillates were increased to 46,300 bpd (31.9%) compared to 42,700 bpd (28.0%) in 1995, while gasoline production were decreased from 97,000 bpd
(63.6%) in 1995 to 85,500 bpd (58.9%) in 1996.

A majority of the Company's total crude oil and related raw material purchases are transacted on the spot market. The
Company continues to selectively enter into forward hedging contracts to minimize price fluctuations for a portion of its crude oil and refined products.

Selling and administrative expenses increased $3.3 million or 16.3% for the three months ended March 31, 1996 as compared to the same period in 1995. The increase is principally due to increases in store level operating expenses and to approximately $1 million in corporate administrative expenses associated with a recent management reorganization.

Operating costs and expenses in the first quarter of 1996 and 1995 included $.4 million and $.7 million, respectively, related to environmental matters and $.1 million and $.6 million, respectively related to retail units that have been closed.

Depreciation and amortization decreased $1.5 million or 16%
in the first quarter of 1996 compared to the same 1995 period. The 1996 decrease was primarily the result of a reduction in the depreciable base of the Tyler refinery assets due to the adoption of SFAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of'' effective October 1, 1995.

In the first quarter of 1995, the Company completed the sale of $125 million of Unsecured 10.875% Senior Notes due
February 1, 2005 priced at 99.75% (Notes).  Approximately
$55 million of the net proceeds from the sale were used to retire the Company's outstanding 10.42% Senior Notes, including a prepayment premium of $3.4 million. The remaining portion of the outstanding 10.42% Senior Notes had been paid on January 3, 1995 as part of the regularly scheduled debt service. In the first quarter of 1995, the Company recorded an extraordinary loss of $3.3 million
(net of income tax benefits of $2 million) consisting of redemption related premiums and the write-off of deferred financing costs associated with the 10.42% Senior Notes.

- -12-

Liquidity and Capital Resources

Net cash used in operating activities (including changes in working capital) totaled $10.8 million for the three months ended March 31, 1996 compared to cash used in operating activities of $13.6 million for the three months ended
March 31, 1995. The 1996 outflows consist primarily of cash used in operations of $6.7 million and $4.1 million related to working capital requirements resulting from increases in accounts receivable and in the value of crude oil and finished products inventories. Additionally, there were increases in prepaid operating expenses, principally relating to insurance premiums and property taxes, and decreases in other accounts payable and in accrued income and excise tax liabilities. Partially offsetting these working capital outflows were increases in crude oil and refined products payables and decreases in recoverable income taxes. The 1995 outflows consist of $15.2 million in cash outflows related to working capital requirements resulting from decreases in crude oil, refined products and other payables. Additionally, there were increases in prepaid operating expenses and in the current income tax asset. These working capital outflows were partially offset by decreases in accounts receivable and in the value of crude oil and finished product inventories. Partially offsetting these cash outflows was cash provided by operations of $1.6 million.

Net cash outflows from investment activities were $12 million for the first quarter of 1996 compared to a net outflow of $10.4 million for the same 1995 period. The
1996 amount consists principally of capital expenditures of $7.4 million (which includes $4.5 million for refinery operations and $1.7 million relating to the marketing area). Additionally, there were increases in refinery turnaround expenditures of $3.4 million and increases in other deferred assets of $1.4 million. The 1995 activity relates primarily to $6.6 million of capital expenditures
($3.4 million relating to refinery operations and $3.2 relating to the marketing area). In addition, there were increases in other deferred assets of $2.4 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of unsecured 10.875%
Senior Notes in January 1995, and refinery turnaround expenditures of $1.8 million. The 1995 cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.4 million.

Net cash used in financing activities was $1 million for the three months ended March 31, 1996 compared to cash provided by financing activities of $21.4 million for the three months ended March 31, 1995. The 1996 cash outflows consist principally of $.5 million in repayments of the

Company's debt and credit agreement borrowings and increases of $.6 million in long-term notes receivable.
These cash outflows were partially offset by proceeds of $.1 million received from the issuance of the Company's
Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan. The 1995 cash inflows relate to
$21.3 million in net proceeds received from debt and credit agreement borrowings due primarily to the sale in January
1995 of $125 million of unsecured 10.875% Senior Notes net of amounts used to repay outstanding balances relating to the 10.42% Senior Notes (including a prepayment premium) and credit agreement borrowings.

Cash and cash equivalents at March 31, 1996 were $34
million lower than at March 31, 1995.  This decrease
resulted primarily from cash used in investment activities
of $39.1 million, which includes capital expenditures of
$41.8 million, net of $6.1 million of proceeds received
from the sale of property, plant and equipment, and
deferred turnaround charges of $14.6 million.  These cash
outflows were partially offset by an increase in cash of
$6.8 million resulting from the consolidation of the
Company's wholly-owned insurance subsidiaries in the fourth
quarter of 1995 and decreases in other deferred assets due
primarily to the write-off of Tyler refinery deferred
turnaround charges and goodwill resulting from the adoption
of Statement of Financial Accounting Standards No. 121
``Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to be Disposed Of'' effective October
1, 1995.  Additionally, cash used in financing activities
amounted to $2 million for the period April 1, 1995 to
March 31, 1996 relating primarily to net repayments of the
Company's debt and credit agreement borrowings of $1.9
million.   These cash outflows were partially offset by
cash provided by operations of $14.7 million, net of $7.7 million used for working capital purposes for the twelve month period ended March 31, 1996.



- -13-

The ratio of current assets to current liabilities at March
31, 1996 was 1.11:1 compared to 1.41:1 at March 31, 1995
and 1.22:1 at December 31, 1995. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.37:1 at March 31, 1996, 1.52:1 at March 31, 1995 and 1.35:1 at December 31,
1995.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including borrowings under the Credit Agreement, will be sufficient to fund these costs. The Company had recorded a liability of approximately $16.4 million as of March 31, 1996 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.4 million includes accruals for issues extending past 1997.

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

During the years 1996-1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries of at least $6.9 million and $13.5 million, respectively. Of these expenditures, it is anticipated that $4.4 million for Pasadena and $8.1 million for Tyler will be of a capital nature, while $2.5 million and $5.4 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, capital expenditures relating to environmental improvements are planned totaling approximately $25.5 million through 1998.

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The
Company maintains two credit facilities to finance its business requirements and supplement internally generated sources of cash.

The $130 million unsecured revolving Credit Agreement dated as of September 25, 1995 (Credit Agreement) is used solely for the purpose of financing the working capital requirements of the Company. As of May 14, 1996, the Company had outstanding irrevocable standby letters of credit in the principal amount of $20.4 million for performance obligations related to environmental and insurance matters, cash borrowings of $10 million and unused commitments available for future cash borrowings and letters of credit totaling $99.6 million. As of March 31, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

The $125 million unsecured 10.875% Senior Notes (Notes) due
January 25, 2005 require semi-annual interest payments.
There are no sinking fund requirements on the Notes. This facility is principally used to finance the permanent capital requirements of the Company and, to the extent required, working capital. At the Company's option, up to $37.5 million of the Notes may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998.
 After such date, they may not be redeemed until February
1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness. These restrictions and limitations include, but are not limited to, restrictions on the incurrence of additional indebtedness, on the payment of dividends and on the repurchase of capital stock. These restrictions and limitations are not applicable to letter of credit availability and up to $50 million of cash borrowings provided by the Credit Agreement. As of March 31, 1996, the Indenture

- -14-
substantially  restricted   the   Company  from   effecting
borrowings outside of  the Credit  Agreement and  precluded
the Company from paying any dividends.  The Company has not
paid a dividend  on its  shares of common  stock since  the
first quarter of 1992.  The Company expects that, but there
can be no  assurance that, by  the fourth quarter  of 1996,
due to improved  operating results,  the Indenture will  no
longer substantially  restrict the  Company from  effecting
borrowings outside of the Credit Agreement.  As outlined in
the Company's planned capital requirements described below,
while  the  Company  is  limited  by   the  Indenture  from
effecting borrowings outside of the Credit Agreement, it does not currently plan to effect any borrowings outside of the Credit Agreement.

The Company's management is involved in a continual process
of evaluating growth opportunities in its  core business as
well as its capital  resource alternatives.   Total capital
expenditures and  deferred  turnaround  costs in  1996  are
projected  to  approximate   $50  million.     The  capital
expenditures relate  primarily to  planned enhancements  at
the Company's refineries,  retail unit improvements  and to
company-wide  environmental  requirements.     The  Company
believes that cash provided from its  operating activities,
together  with  other   available  sources   of  liquidity,
including the remaining proceeds of the $125 million of Unsecured 10.875% Senior Notes (Notes) and the Credit
Agreement, will be sufficient over the next year to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

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

As discussed in  Item 3.  Legal Proceedings  of the  Annual
Report on Form 10-K for the fiscal year  ended December 31,
1995, the Company's collective bargaining agreement  at its
Pasadena refinery  expired  on  February 1,  1996,  and  on
February  5,  1996,  the  Company  invoked  a  lock-out  of
employees in the collective  bargaining unit.   The Company
has  been   operating   the   Pasadena   refinery   without
interruption  since  the   lock-out  with   management  and
supervisory  personnel   and  intends   to  continue   full
operations  until  an   agreement  is   reached  with   the
collective bargaining  unit.   The Oil,  Chemical &  Atomic
Workers Union (OCAW)  filed unfair  labor practice  charges
against the Company in  connection with the lock-out.   The
Regional Office  of  the  National  Labor  Relations  Board
(NLRB) has  dismissed the  charges; and;  accordingly,   no
accruals related to  back wages  have been  recorded.   The
union has appealed the NLRB ruling; the Company intends to continue to vigorously contest the matter.

- -15-

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There have been no material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1995.

The unfair labor practice charges filed by the Oil, Chemical & Atomic Workers Union in connection with the lock-out of employees in the collective unit at the Pasadena refinery, which was previously reported in the Annual Report on Form 10-K for the year ended December 31,
1995, were dismissed by the Regional Office of the National
Labor Relations Board.  The union has appealed this ruling.
 The Company intends to continue to vigorously contest the matter.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.



Item 4 - Submission of Matters to a vote of Security
Holders

         (a) Security holders voted upon a recommendation of the Board of Directors to approve the Articles of Amendment and Restatement of Charter (Articles of Amendment). The
               Articles of Amendment: (i) increased the number of Class A Common Stock and Class B
               Common Stock the Company is authorized to issue, from 7,500,000 shares to 15,000,000 shares of each class; (ii) eliminated the designation of the Company's Series A
               Cumulative Convertible Preferred Stock and
               Series B $2.25 Cumulative Convertible

               Exchangeable Preferred Stock; (iii) require indemnification of directors and officers of the Corporation to the maximum extent permitted by Maryland Law; and (iv) effect certain other changes to the Company's
               Charter. The recommendation was approved by the security holders at the Annual Meeting of Security Holders held on April 25, 1996 by a vote of 4,216,862 shares in the affirmative. 275,806 shares voted in the negative, and there were 7,945 abstentions and 362,702 broker non-votes.


Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibit:

             3 -  Articles of Incorporation and Bylaws

             (i)  Amended and Restated Charter of Crown
                  Central Petroleum Corporation was
                  previously filed with the Registrant's
                  Proxy Statement dated March 15, 1996 for the Annual Meeting of Stockholders held on April 25, 1996 as Exhibit A of
                  Appendix A, herein incorporated by
                  reference

        11 -  Statement re:  Computation of
              Earnings Per Share

        20 -  Interim Report to Stockholders for
              the three months ended
              March 31, 1996

        27 -  Financial Data Schedule


   (b)   Reports on Form 8-K:






- -16-

                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

             CROWN CENTRAL PETROLEUM CORPORATION



             /s/---Patrick D. McCafferty
             Patrick D. McCafferty
             Controller
             Chief Accounting Officer
             and Duly Authorized Officer

Date:  May 15, 1996


- -17-