Form 10-K/A
period 1995-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1996-06-27
CIK 25885

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.   20549

                            FORM 10-K/A

                          AMENDMENT NO. 1
     (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended  December 31, 1995
                                OR
        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _______ to _________

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

     This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is being filed by Crown
     Central Petroleum Corporation in order to amend the following:

     Item 14   Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K (a)(3) and (c) List of Exhibits

     Exhibit
     Number

       99     FORM 11-K


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              CROWN CENTRAL PETROLEUM CORPORATION

                              Patrick D. McCafferty
                              Patrick D. McCafferty
                              Controller, Chief Accounting Officer
                              and Duly Authorized Officer

     Date : June 27, 1996