Form 10-Q
period 1996-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1996-08-13
CIK 25885

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.   20549

                              FORM 10-Q

          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                 OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___to ____

                     COMMISSION FILE NUMBER 1-1059

                 CROWN CENTRAL PETROLEUM CORPORATION
               (Exact name of registrant as specified
                            in its charter)

               Maryland                     52-0550682

          (State or other jurisdiction   (I.R.S. Employer
             of incorporation or      Identification Number)
                organization)

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

                                 YES ___
                                      X       NO __



          The number of shares outstanding at July 31, 1996 of the Registrant's $5 par value Class A and Class
          B Common Stock was 4,817,392 shares and 5,178,736 shares, respectively.

                    CROWN CENTRAL PETROLEUM CORPORATION
                             AND SUBSIDIARIES


                            Table of Contents








                                                                         PAGE

          PART I- FINANCIAL INFORMATION

          Item 1- Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets
                  June 30, 1996 and December 31, 1995 ...................3-4

                  Consolidated Condensed Statements of
                  Operations three and six months
                  ended June 30, 1996 and 1995 ..........................5

                  Consolidated Condensed Statements of

                  Cash Flows Six months ended
                   June 30, 1996 and 1995 ...............................6

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements ................................  7-12
                                                                       ..

                  Management's Discussion and Analysis of
                -
          Item 2
          Financial Condition and Results of Operations..................12-16


                  -
          PART II   OTHER INFORMATION

                  Legal Proceedings
                -
          Item 1                    ..................................... 17

                  Exhibits and Reports on Form 8-K
                -
          Item 6                                   ...................... 17

                  Exhibit 4 (a)  -  Amendment effective as
                     of April 1, 1996 to the Credit        Agreement dated
                     as of September 25, 1995

                  Exhibit 11 - Statement re:  Computation
                     of Earnings Per Share

                  Exhibit 20 - Interim Report to
                     Stockholders for the three months
                     ended June 30, 1996

                  Exhibit 27 - Financial Data Schedule


          SIGNATURE   ..................................................  18

          PART I - FINANCIAL INFORMATION
          Item 1 - Financial Statements



                         CONSOLIDATED CONDENSED BALANCE SHEETS
                 Crown Central Petroleum Corporation and Subsidiaries
                                (Thousands of dollars)

                                                     June 30    December 31
                                                      1996         1995
                                                   ----------   -----------
           Assets                                  (Unaudited)
           Current Assets
             Cash and cash equivalents ...........     32,516
                                                   $            $   42,045
             Accounts receivable - net ...........    117,186      105,799
             Recoverable income taxes ............      2,450        4,137
             Inventories .........................     78,621       96,025


             Other current assets ................      6,103        2,595
                                                   ----------    ---------
                Total Current Assets .............    236,876      250,601





           Investments and Deferred Charges ......     34,854       30,633





           Property, Plant and Equipment .........    636,389      624,338
               ss allowance for depreciation
             Le                              .....    333,286      322,358
                                                    ---------    ---------
               Net Property, Plant and Equipment .    303,103      301,980



                                                    ---------    ---------



                                                    $ 574,833      583,214
                                                                $
                                                    =========    =========




          See notes to unaudited consolidated condensed financial statements.



                        CONSOLIDATED CONDENSED BALANCE SHEETS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)

                                                     June 30    December 31
                                                      1996         1995
                                                   ----------   -----------
          Liabilities and Stockholders' Equity     (Unaudited)
          Current Liabilities
            Accounts Payable:
              Crude oil and refined products ....  $  122,477   $  112,036
              Other .............................      16,459       24,287
            Accrued Liabilities .................      50,429       66,788


            Current portion of long-term debt ...      21,357        1,559
                                                    ---------    ---------
                Total Current Liabilities .......     210,722      204,670

          Long-Term Debt ........................     127,859      128,506

          Deferred Income Taxes .................      21,435       27,995

          Other Deferred Liabilities ............        ,935
                                                       34           32,548

          Common Stockholders' Equity
            Common stock, Class A - par value
              $5 per share:
              Authorized shares -- 15,000,000;
              issued and
              outstanding shares -- 4,817,392
              in 1996 and 1995 ..................      24,087       24,087
            Common stock, Class B - par value
              $5 per share:
              Authorized shares -- 15,000,000;
              issued and
              outstanding shares -- 5,171,597
              in 1996 and
              5,135,558 in 1995 .................      25,858       25,678
            Additional paid-in capital ..........      92,751       92,249
            Unearned restricted stock ...........      (4,030       (3,733
                                                             )            )
            Retained earnings ...................      41,216       51,214
                                                    ---------    ---------
                Total Common Stockholders' Equity     179,882      189,495


                                                    $ 574,833    $ 583,214
                                                    =========    =========



          See notes to unaudited consolidated condensed financial statements.





                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Crown Central Petroleum Corporation and Subsidiaries
                 (Thousands of dollars, except per share amounts)


                                                    (Unaudited)
                                      Three Months Ended     Six Months Ended


                                           June 30               June 30
                                       1996       1995       1996        1995
                                     --------   --------   --------   ---------
   Revenues
     Sales and operating revenues    $431,208    380,125
                                               $           $802,299    724,958
                                                                      $

   Operating Costs and Expenses
     Costs and operating expenses     395,229    337,487    750,367    659,060
     Selling and administrative
   expenses .....................      23,355     19,119     46,623     39,124
     Depreciation and amortization      8,052      9,492     16,029     18,984
     Sales of property, plant and
   equipment ....................            )
                                            5
                                          (4            )
                                                    (416           )
                                                                (23           )
                                                                          (173
                                      -------   --------   --------    --------
                                      426,591    365,682    812,996    716,995
                                      -------   --------   --------    --------

   Operating Income (Loss) ......       4,617     14,443           )
                                                            (10,697      7,963
   Interest and other income ....         398        844      1,264      1,592
   Interest expense .............      (3,632)          )
                                                  (3,861           )
                                                             (7,194           )
                                                                        (7,336
                                      -------   --------   --------    --------

   Income (Loss) Before Income
   Taxes                                1,383     11,426           )
                                                            (16,627      2,219

   Income Tax (Benefit) Expense        (1,629
                                .            )     4,396           )
                                                             (6,629      2,107
                                      -------   --------   --------    -------

   Income (Loss) Before
   Extraordinary Item ...........       3,012      7,030           )
                                                             (9,998        112

   Extraordinary (Loss) from Early
     Extinguishment of Debt (net
   of income
     tax benefit of $2,039) .....                                             )
                                                                        (3,257
                                      -------   --------   --------    -------

   Net Income (Loss) ............    $  3,012   $          $
                                                   7,030     (9,998)   $      )
                                                                        (3,145
                                      =======   ========   ========    =======

   Net Income (Loss) Per Share:
     Income (Loss) Before
   Extraordinary Item ...........    $          $
                                          .31        .72   $       )
                                                              (1.03    $   .01

     Extraordinary (Loss) from
   Early
       Extinguishment of Debt ...                                             )
                                                                          (.33
                                      -------   --------   --------    --------

     Net Income (Loss) Per Share     $    .31   $    .72   $  (1.03)      (.32)
                                                                       $
                                      =======   ========   ========    ========





   See notes to unaudited consolidated condensed financial statements.


             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)


                                                    (Unaudited)
                                              Six Months Ended June 30
                                                 1996          1995
                                              ----------    ----------
   Net Cash Flows From Operating Activities
     Net cash from operations before
       changes in working capital ........     $   2,200         6,434
                                                            $
     Net changes in working capital items               )
                                                  (9,550       (30,643)
                                               ---------     ---------

       Net Cash (Used in) Operating
   Activities ............................              )
                                                  (7,350       (24,209)
                                               ---------     ---------


   Cash Flows From Investment Activities
     Capital Expenditures ................       (14,704)      (14,773)
     Proceeds from sales of property, plant
       and equipment .....................           254         1,480
     Deferred turnaround maintenance .....              )
                                                  (3,533        (1,150)
     Other charges to deferred assets ....              )
                                                  (3,193        (5,702)
                                               ---------     ---------

       Net Cash (Used in) Investment             (21,176)      (20,145)
   Activities ............................     ---------     ---------


   Cash Flows From Financing Activities
     Proceeds from debt and credit
   agreement borrowings ..................        30,000       143,088
     (Repayments) of debt and credit
   agreement borrowings ..................       (10,857)     (118,640)
     Net cash flows from long-term notes
   receivable ............................              )
                                                    (540           163
     Issuance of common stock ............           394
                                               ---------     ---------

       Net Cash Provided by Financing
   Activities ............................        18,997        24,611
                                               ---------     ---------



   Net (Decrease) in Cash and Cash
   Equivalents ...........................     $        )
                                                  (9,529       (19,743
                                                            $         )
                                               =========     =========





   See notes to unaudited consolidated condensed financial statements.

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
   FINANCIAL STATEMENTS

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED
   FINANCIAL STATEMENTS

   Crown Central Petroleum Corporation and
   Subsidiaries

   June 30, 1996


   Note A - Basis of Presentation

   The accompanying unaudited consolidated
   condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
   10-01 of Regulation S-X.  Accordingly,
   they do not include all of the
   information and footnotes required by
   generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
   December 31, 1995.

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

   At June 30, 1996, crude oil and refined
   product inventory aggregating
   approximately $12.7 million was held in
   excess of anticipated year-end
   quantities, excluding crude oil held for resale, and was valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
   Accordingly, interim LIFO projections
   must be based on Management's estimates
   of expected year-end inventory levels and values.

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

   Credit Risk - The Company is potentially subjected to concentrations of credit risk with accounts receivable, interest rate swaps, and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at June 30, 1996. The Company evaluates the credit worthiness of the counterparties to interest rate swaps, and futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

   Statements of Cash Flows - Net changes in working capital items presented in the Unaudited Consolidated Condensed
   Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.

   Reclassifications - To conform to the
   1996 presentation, Sales and operating
   revenues and Costs and operating expenses for the three and six months ended June
   30, 1995 have been adjusted to exclude
   all federal and state excise taxes. As a result, Sales and operating revenues and Costs and operating expenses decreased
   $103,187,000 and $203,778,000,
   respectively, for the three and six
   months ended June 30, 1995 from the
   numbers originally reported.  This
   adjustment had no effect on net income or loss for either period.



   Note B - Inventories

   Inventories consist of the following:
                                                    June 30    December 31
                                                      1996         1995
                                                   ----------  -----------
                                                   (thousands of dollars)
   Crude oil                                        $ 40,297       58,047
                                                                 $
   Refined products .........................         86,024       77,342
                                                    --------     --------
      Total  inventories  at  FIFO  (approximates
   current cost) ............................        126,321      135,389
   LIFO allowance ...........................        (61,249      (52,301
                                                            )            )
                                                    --------     --------
      Total crude oil and refined products...         65,072       83,088
                                                    --------     --------


   Merchandise inventory  at FIFO  (approximates
   current cost) ............................          6,932        6,453
   LIFO allowance ...........................         (1,674       (1,674

                                                            )            )
                                                    --------     --------
      Total merchandise......................          5,258        4,779
                                                    --------     --------

   Materials and supplies inventory at FIFO .          8,291        8,158
                                                    --------     --------
      Total Inventory........................         78,621
                                                    $              96,025
                                                                 $
                                                    ========     ========



   Note C - Long-term Debt and Credit Arrangements

   Long-term debt consists of the following:
                                                   June 30     December 31
                                                     1996         1995
                                                  ----------   -----------
                                                   (thousands of dollars)
                                                    >
                                                  <C
   Unsecured 10 7/8% Senior Notes ...........       124,732
                                                  $               124,716
                                                                $

   Credit Agreement .........................        20,000

   Purchase Money Lien ......................         3,921         4,492

   Other obligations ........................           563           857
                                                   --------      --------
                                                    149,216       130,065
   Less current portion                              21,357         1,559
                                                   --------      --------
      Long-Term Debt.........................       127,859
                                                  $             $ 128,506
                                                   ========      ========



   Effective as of April 1, 1996, the
   Company executed an amendment to the
   unsecured revolving Credit Agreement
   dated as of September 25, 1995 (Credit
   Agreement), which is used solely for the purpose of financing the working capital requirements of the Company. This amendment, which is included as Exhibit
   4(a) of this filing, established new
   financial covenants which became
   appropriate due to decreased refining
   margins in the fourth quarter of 1995 and in early 1996. As of June 30, 1996, under the terms of the Credit Agreement, the Company had outstanding irrevocable standby letters of credit in the principal amount of $20.4 million for performance obligations related to environmental and insurance matters, cash borrowings of $20 million and unused commitments available for future cash borrowings and letters of credit totaling
   $89.6 million.  As of June 30, 1996, the
   Company was in compliance with all
   covenants and provisions of the Credit
   Agreement, as amended, and forecasts
   that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

   The $125 million unsecured 10.875% Senior
   Notes (Notes), which were issued under an Indenture (Indenture) are used principally to finance the permanent capital requirements of the Company. As of June 30, 1996, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type which limit the amount of additional indebtedness the Company may incur outside of the Credit Agreement and under certain circumstances, restrict the
   Company from declaring dividends. As of June 30, 1996, the Indenture substantially restricted the Company from effecting borrowings outside of the
   Credit Agreement and precluded the
   payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter, 1992. The
   Company expects that, but there can be no assurance that, by the second quarter of 1997, due to improved operating results, the Indenture will no longer substantially restrict the Company from effecting borrowings outside of the
   Credit Agreement.


   Note D - Derivative Financial Instruments

   There were no interest rate swap
   agreements outstanding during the first
   six months of 1996.  At June 30, 1996,
   the Company has recorded a deferred gain of $.9 million related to canceled interest rate swap agreements which will be amortized into income over the remaining terms of the original swap agreements ranging from 1996 to 1998. The
   Company may utilize interest rate swaps
   in the future to further manage the cost of funds.


   Note E - Income Taxes

   During the quarter ended June 30, 1996,
   the Company increased its estimated
   annual effective income tax rate from
   34.6% to 41.0%. The effect of the change in estimate was to increase net income for the quarter ended June 30, 1996 by $1.1 million or $.11 per share.


   Note F - Calculation of Net (Loss) Income
   Per Common Share

   Net income (loss) per common share for
   the three and six months ended June 30,
   1996 and 1995 is based on the weighted
   average of common shares outstanding of
   9,711,419 and 9,697,598, respectively.


   Note G - Long-Term Incentive Plan and
   Stock Option Plan

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

   1996, shares not earned by the attainment of performance goals will be earned upon the completion of a 5 year service requirement. As of June 30, 1996,
   263,120 shares of PVRS (net of
   cancellations) have been registered in
   participants names and are being held by the Company subject to the attainment of the related performance goals or the related service requirement.

   Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period.
   As of June 30, 1996, grants of non-
   qualified stock options have been awarded to participants to purchase 526,705 shares of the Company's Class B Common
   Stock (net of cancellations).

   Under the terms of the 1995 Management
   Stock Option Plan, a maximum of 500,000
   shares of Class B Common Stock was
   available for distribution. The Company awarded to participants non-qualified stock options to purchase 452,716 shares of the Company's Class B Common Stock
   (net of cancellations) at a price equal
   to 100% of the fair market value of the
   stock  at the date of grant.  The
   exercise period is ten years with the
   options vesting one-third per year over
   three years after a one-year waiting
   period.

   Shares of Class B Common Stock available for issuance under options or awards amounted to 357,459 at June 30, 1996.

   Detail of  the Company's stock options are as follows:


                                            Common     Price Range
                                            Shares      per share
                                          ---------   -------------


   _____________________________
   1994 Long-Term Incentive Plan

     Granted - 1994 .................      109,800   $16.13 - $16.88
     Canceled - 1994 ................         (950   $16.88
                                                  )
                                           -------
      Outstanding - December 31, 1994      108,850   $16.13 - $16.88

     Granted - 1995 .................      396,150   $12.81 - $13.75
                                           -------
      Outstanding - December 31, 1995      505,000   $12.81 - $16.88

     Granted - 1996 .................      103,100   $15.38 - $19.50
     Exercised - 1996 ...............                $12.81 - $16.88
                                           (19,833)
     Canceled - 1996 ................      (81,395   $12.81 - $16.88
                                                  )
                                           -------
     Outstanding - June 30, 1996 ....      506,872   $12.81 - $19.50
                                           =======

     Shares  Exercisable  at  June  30,     79,214   $12.81 - $16.88
        .............................
   1996                                    =======

   _________________________________
   1995 Management Stock Option Plan

     Granted - 1995 .................      461,760   $13.75 - $16.06
                                           -------
     Outstanding - December 31, 1995       461,760   $13.75 - $16.06

     Exercised - 1996 ...............       (6,756)  $13.75
     Canceled - 1996 ................       (9,044   $13.75
                                                  )
                                           -------

      Outstanding - June 30, 1996 ...      445,960   $13.75 - $16.06
                                           =======
      Shares exercisable at                137,966   $13.75
      June 30, 1996 .................      =======

   Total outstanding - June 30, 1996       952,832   $12.81 - $19.50
                                           =======
   Total exercisable - June 30, 1996       217,180   $12.81 - $16.88
                                           =======

   Note H - Litigation and Contingencies

   Except as disclosed in this note, there
   have been no material changes in the
   status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the
   Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   All issues relating to the examination by the Internal Revenue Service of tax returns for fiscal years 1988 and 1989 have now been resolved, with no material adverse impact to the Company.

   Like other petroleum refiners and
   marketers, the Company's operations are
   subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities.
   The Company's policy is to accrue
   environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the
   Company anticipates that a substantial
   capital investment will be required over the next several years to comply with existing regulations. The Company has recorded a liability of approximately
   $16.4 million as of June 30, 1996
   relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years. While certain recoveries from various state environmental funds are reasonably anticipated based upon prior experience, no amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability.
   Included in costs and operating expenses in the statements of operations were environmental remediation costs of $.7 million and $.4 million, respectively, for the three months ended June 30, 1996 and 1995, and $1 million and $1.1
   million, respectively, for the six months ended June 30, 1996 and 1995.

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


   Item 2  - Management's Discussion and
   Analysis of Financial Condition
               and Results of Operations

   Results of Operations

   The Company's Sales and operating
   revenues increased $51.1 million or 13.4%
   in the second quarter of 1996 and $77.3
   million or 10.7% for the six months ended
   June 30, 1996 from the comparable periods in 1995. The second quarter increase in Sales and operating revenues was primarily attributable to a 9.7% increase in the average sales price per gallon of petroleum products and a 3.8% increase in petroleum product sales volumes. The year to date increase was a result primarily of an 8.5% increase in the average sales price per gallon of petroleum products and a 2.2% increase in petroleum product sales volumes.
   Additionally, there were slight increases in merchandise sales of 4.5% and 2.4% for the three and six months ended June 30, 1996, respectively, compared to the same
   1995 periods.

   Merchandise gross margin (merchandise
   gross profit as a percent of merchandise sales) increased from 26.4% to 30.1% for the second quarter of 1995 and 1996, respectively and from 25.8% to 28.7% for the six months ended June 30, 1995 and 1996, respectively. The increases in gross margin is a result of the Company's merchandise pricing program designed to increase per unit customer traffic and overall merchandise sales and gasoline volumes. A key element of the program includes the reduction of prices on certain items such as tobacco products and beverages. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 1.7% and 3.5%, respectively, for the six months ended
   June 30, 1996 compared to the same 1995
   periods and has contributed to the $1.7
   million or 13.7% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 14.3% in 1996 compared to the same 1995 period.

   Costs and operating expenses increased
   $57.7 million or 17.1% in the second
   quarter of 1996 compared to the same
   period in 1995. The increase was due to a 13.8% increase in the average cost per barrel consumed of crude oil and feedstocks and to slight increases in volumes sold as previously mentioned.
   Costs and operating expenses increased
   $91.3 million or 13.9% for the six months ended June 30, 1996 compared to the same period in 1995. This increase was due to an 11.6% increase in the average cost per barrel consumed of crude oil and feedstocks and to slight increases in volumes sold as previously discussed.
   The results of operations were
   significantly affected by the Company's
   use of the LIFO method to value inventory which decreased the Company's gross margin $.33 per barrel ($8.9 million) in 1996, and $.08 per barrel ($2.4 million) in 1995.

   In early 1996, the Company adjusted its
   gasoline and distillate production to
   take advantage of better distillate
   margins compared to gasoline margins.
   Correspondingly, yields of distillates
   were increased to 49,800 bpd (34.3%) for the second quarter of 1996 compared to 43,200 bpd (28.3%) in the comparable 1995 period, while gasoline production was decreased from 92,400 bpd (60.6%) in the second quarter of 1995 to 89,800 bpd
   (61.8%) in the second quarter of 1996.
   Similarly, yields of distillates were
   increased to 48,000 bpd (33.1%) for the
   six months ended June 30, 1996 from

   43,000 bpd (28.2%) for the same period in 1995 while gasoline production was decreased from 94,700 bpd (62.1%) for the six months ended June 30, 1995 to 87,600 bpd (60.4%) for the six months ended June
   30, 1996.

   A majority of the Company's total crude
   oil and related raw material purchases
   are transacted on the spot market.  The
   Company continues to selectively enter
   into forward hedging contracts to
   minimize price fluctuations for a portion of its crude oil and refined products.
   -12-

   Selling and administrative expenses
   increased $4.2 million or 22.2% for the
   three months ended June 30, 1996 and $7.5 million or 19.2% for the six months ended
   June 30, 1996 compared to the same
   periods in 1995.  These increases are
   principally due to increases in store
   level operating expenses, primarily
   related to additional units and increased labor costs. Additionally, the Company recorded approximately $1 million in corporate administrative expenses associated with a management reorganization in early 1996.

   Operating costs and expenses for the
   three and six months ended June 30, 1996 included $.7 million and $1 million, respectively, related to environmental matters and $.2 million and $.3 million, respectively, related to retail units that have been closed. This compares to $.4 million and $1.1 million, respectively, related to environmental matters and $.4 million and $1.1 million, respectively, related to retail units that have been closed, for the three and six months ended June 30, 1995.
   Additionally, Operating costs and
   expenses for the second quarter and year to date periods of 1996 were reduced by $3.9 million related to the adjustment of certain pending litigation and employee benefit costs.

   Depreciation and amortization decreased
   $1.4 million or 15.2% in the second
   quarter of 1996 and $3 million or 15.6%
   for the six months ended June 30, 1996
   compared to the same 1995 periods. These decreases are primarily the result of a reduction in the depreciable base of the Tyler refinery assets due to the adoption of SFAS No. 121 ``
                    Accounting for the
   Impairment of Long-Lived Assets and for
   Long-Lived Assets to be Disposed Of''
   effective October 1, 1995.

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

   Liquidity and Capital Resources

   Net cash used in operating activities
   (including changes in working capital)
   totaled $7.4 million for the six months
   ended June 30, 1996 compared to cash used in operating activities of $24.2 million for the six months ended June 30, 1995.
   The 1996 outflows consist primarily of
   $9.6 million related to working capital
   requirements resulting primarily from
   decreases in accrued income and excise
   tax liabilities and other accounts
   payable and to increases in accounts
   receivable and prepaid operating
   expenses, principally related to
   insurance premiums.  These working
   capital outflows were partially offset by decreases in the value of crude oil and finished products inventories and increases in crude oil and refined products payables. Partially offsetting these cash outflows was cash provided by operations of $2.2 million before changes in working capital. The 1995 outflows consist of $30.6 million in cash outflows related to working capital requirements resulting from increases in accounts receivable, increases in recoverable income taxes and decreases in crude oil, refined products and other payables.
   These working capital outflows were
   partially offset by decreases in  the
   value of crude oil and finished product
   inventories, decreases in prepaid
   operating expenses and increases in
   accrued liabilities.  Partially
   offsetting these cash outflows was cash
   provided by operations of $6.4 million
   before changes in working capital.

   Net cash outflows from investment
   activities were $21.2 million for the six months ended June 30, 1996 compared to a net outflow of $20.1 million for the same
   1995 period.  The 1996 amount consists
   principally of capital expenditures of
   $14.7 million (which includes $6.4
   million for refinery operations and $5.6 million relating to the marketing area).
    Additionally, there were refinery
   turnaround expenditures of $3.5 million
   and increases in other deferred assets of $3.2 million. The 1995 activity relates primarily to $14.8 million of capital expenditures ($7.9 million relating to refinery operations and $5.5 relating to the marketing area). In addition, there were increases in other deferred assets of $5.7 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of unsecured 10.875% Senior Notes in January
   1995, and refinery turnaround
   expenditures of $1.1 million.  The 1995
   cash outflows were partially offset by
   proceeds from the sale of property, plant and equipment of $1.5 million.

   Net cash provided by financing activities was $19 million for the six months ended
   June 30, 1996 compared to cash provided
   by financing activities of $24.6 million for the six months ended June 30, 1995.
   The 1996 cash inflow consists principally of $19.1 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit
   Agreement.  Partially offsetting these
   cash inflows were increases of $.5
   million in long-term notes receivable.
   The 1995 cash inflows relate to $24.4
   million in net proceeds received from
   debt and credit agreement borrowings due primarily to the sale in January 1995 of $125 million of unsecured 10.875% Senior
   Notes net of amounts used to repay
   outstanding balances relating to the
   10.42% Senior Notes (including a
   prepayment premium) and credit agreement borrowings.

   Cash and cash equivalents at June 30,
   1996 were $2.6 million lower than at June
   30, 1995.  This decrease resulted
   primarily from cash used in investment
   activities of $38.4 million, which
   includes capital expenditures of $35.8
   million, net of $5.1 million of proceeds received from the sale of property, plant and equipment, and deferred turnaround charges of $15.3 million. These cash outflows were partially offset by an increase in cash of $6.8 million resulting from the consolidation of the Company's wholly-owned insurance subsidiaries in the fourth quarter of 1995 and decreases in other deferred assets due primarily to the write-off of Tyler refinery deferred turnaround charges and goodwill resulting from the adoption of Statement of Financial
   Accounting Standards No. 121 ``
                                 Accounting
   for the Impairment of Long-Lived Assets
   and for Long-Lived Assets to be Disposed
   Of''
       effective October 1, 1995.  These
   cash outflows were partially offset by
   cash provided by operations of $21
   million, including $2.2 million provided by working capital activities.
   Additionally, cash provided by financing activities amounted to $14.8 million for the period July 1, 1995 to June 30, 1996 relating primarily to net borrowings from the Company's debt and credit agreement facilities of $14.7 million for the twelve month period ended June 30, 1996.

   The ratio of current assets to current
   liabilities at June 30, 1996 was 1.12:1
   compared to 1.37:1 at June 30, 1995 and
   1.22:1 at December 31, 1995.  If FIFO
   values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.28:1 at June 30, 1996, 1.48:1 at
   June 30, 1995 and 1.35:1 at December 31,
   1995.

   Like other petroleum refiners and
   marketers, the Company's operations are
   subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities.
   The Company's policy is to accrue
   environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including borrowings under the Credit Agreement, will be sufficient to fund these costs.
   The Company had recorded a liability of
   approximately $16.4 million as of June
   30, 1996 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $16.4 million includes accruals for issues extending past 1997.

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

   As discussed in Note C of Notes to
   Unaudited Consolidated Condensed
   Financial Statements, effective as of
   April 1, 1996, the Company executed an
   amendment to the $130 million unsecured
   revolving Credit Agreement dated as of
   September 25, 1995 (Credit Agreement).
   This amendment, which is included as
   Exhibit 4(a) of this filing, established new financial covenants which became appropriate due to decreased refining margins in the fourth quarter of 1995 and in early 1996.

   The Credit Agreement is used solely for
   the purpose of financing the working
   capital requirements of the Company. As of June 30, 1996, the Company had outstanding irrevocable standby letters of credit in the principal amount of $20.4 million for performance obligations related to environmental and insurance matters, cash borrowings of $20 million and unused commitments available for future cash borrowings and letters of credit totaling $89.6 million. As of June 30, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement as amended and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

   The $125 million unsecured 10.875% Senior
   Notes (Notes) due January 25, 2005
   require semi-annual interest payments.
   There are no sinking fund requirements on the Notes. This facility is principally used to finance the permanent capital requirements of the Company and, to the extent required, working capital. At the Company's option, up to $37.5 million of the Notes may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness. These restrictions and limitations include, but are not limited to, restrictions on the incurrence of additional indebtedness, on the payment of dividends and on the repurchase of capital stock. These restrictions and limitations are not applicable to letter of credit availability and up to $50 million of cash borrowings provided by the Credit
   Agreement.  As of June 30, 1996, the
   Indenture substantially restricted the
   Company from effecting borrowings outside of the Credit Agreement and precluded the Company from paying any dividends. The
   Company has not paid a dividend on its
   shares of common stock since the first
   quarter of 1992.  The Company expects
   that, but there can be no assurance that, by the second quarter of 1997, due to improved operating results, the Indenture will no longer substantially restrict the Company from effecting borrowings outside of the Credit Agreement. As outlined in the Company's planned capital requirements described below, while the
   Company is limited by the Indenture from effecting borrowings outside of the
   Credit Agreement, it does not currently
   plan to effect any borrowings outside of the Credit Agreement.

   The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1996 are projected to approximate $41.5 million.
   The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including availability from the Credit Agreement, will be sufficient over the next year to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

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

   As discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5,
   1996, the Company invoked a lock-out of
   employees in the collective bargaining
   unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit. The Oil, Chemical &
   Atomic Workers Union (OCAW) filed unfair labor practice charges against the
   Company in connection with the lock-out.
    The Regional Office of the National
   Labor Relations Board (NLRB) has
   dismissed the charges; and; accordingly,
    no accruals related to back wages have
   been recorded. The union appealed this
   ruling, and the General Counsel remanded the case to the Regional Director for additional investigation. In July, the union filed additional unfair labor practice charges which are, in the Company's opinion, totally without merit.
    The Company intends to continue to
   vigorously contest these matters.

   PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings

   There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended
   December 31, 1995.

   The unfair labor practice charges filed
   by the Oil, Chemical & Atomic Workers
   Union in connection with the lock-out of employees in the collective bargaining unit at the Pasadena refinery, which were previously reported in the Annual Report on Form 10-K for the year ended December
   31, 1995, were dismissed by the Regional
   Office of the National Labor Relations
   Board.  The union appealed this ruling,
   and the General Counsel remanded the case to the Regional Director for additional investigation. In July, the union filed additional unfair labor practice charges which are, in the Company's opinion, totally without merit. The Company intends to continue to vigorously contest these matters.

   The Company is involved in various
   matters of litigation, the ultimate
   determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


   Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibit:

            4(a) -  Amendment effective as of
   April 1, 1996
                to the Credit Agreement
   dated as of
                September 25, 1995

            11 -Statement re:  Computation
   of Earnings Per
                Share

            20 -Interim Report to
   Stockholders for the
                three and six months ended
   June 30, 1996

            27 -Financial Data Schedule


            (b) Reports on Form 8-K:

                There were no reports on
   Form 8-K filed with the Securities and
   Exchange Commission during the three
   months ended June 30, 1996.

                  SIGNATURE

        Pursuant to the requirements of the
   Securities Exchange Act of 1934, the
   Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

       CROWN CENTRAL PETROLEUM CORPORATION



   /s/---Patrick D. McCafferty
         Patrick D. McCafferty
         Controller
         Chief Accounting Officer
         and Duly Authorized Officer

   Date:  August 13, 1996