Form 10-Q
period 1996-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1996-11-14
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
          Washington, D. C.   20549

          FORM 10-Q
          FORM 10-Q
          FORM 10-Q

          (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30,
                                           September 30,
                                           September 30,
          1996
          1996
          1996

          OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from______________
                                                          to
          ___________


          COMMISSION FILE NUMBER 1-1059
                                 1-1059
                                 1-1059

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

          One North Charles Street, Baltimore, Maryland
          One North Charles Street, Baltimore, Maryland
          One North Charles Street, Baltimore, Maryland
                  21201
                  21201
                  21201
          (Address of principal executive offices)
                      (Zip Code)

          Registrant's telephone number, including area code
            410-539-7400
            410-539-7400
            410-539-7400


          Not Applicable
          Not Applicable
          Not Applicable
          (Former name, former address and former fiscal year, if changed since last report)



          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          YES ___
               X       NO __



          The number of shares outstanding at October 31, 1996 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and
          5,168,686 shares, respectively.

          CROWN CENTRAL PETROLEUM CORPORATION AND
          CROWN CENTRAL PETROLEUM CORPORATION AND
          CROWN CENTRAL PETROLEUM CORPORATION AND
          SUBSIDIARIES
          SUBSIDIARIES
          SUBSIDIARIES


                                    Table of Contents
                                    Table of Contents
                                    Table of Contents




                                                     PAGE
                                                     PAGE
                                                     PAGE

          PART I
          PART I
          PART I-
                -
                - FINANCIAL INFORMATION
                  FINANCIAL INFORMATION
                  FINANCIAL INFORMATION

          Item 1- Financial Statements (Unaudited)

                  Consolidated Condensed Balance Sheets
                  September 30, 1996 and December 31, 1995 ...........3-4

                  Consolidated  Condensed   Statements   of
          Operations
                  Three and nine months ended September 30,
          1996
                  and 1995                            5

                  Consolidated Condensed Statements of Cash
          Flows
                  Nine months ended September  30, 1996 and
          1995  6

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements               7-11

          Item 2- Management's Discussion  and  Analysis of
          Financial
                  Condition and Results of Operations12-16


          PART II
          PART II
          PART II -
                  -
                  - OTHER INFORMATION
                    OTHER INFORMATION
                    OTHER INFORMATION

          Item 1- Legal Proceedings                   17

          Item 6- Exhibits and Reports on Form 8-K    17

                  Exhibit 10(a) -          Executive Severance Plan
                  effective September 26, 1996

                  Exhibit 10(b) -          Supplemental Retirement
                  Income   Plan   as   Restated   effective
          September 26, 1996

                  Exhibit 10(c) -         Amendment effective as of
                  September 26, 1996  to the  Crown Central
          Employees
                  Savings Plan

                  Exhibit 10(d) -         Amendment effective as of
                  September 26, 1996  to the  Crown Central
          Petroleum
                  Corporation 1994 Long-Term Incentive Plan

                  Exhibit 11 -          Statement re:  Computation of
                  Earnings Per Share

                  Exhibit 20 -Interim       Report       to
          Stockholders for the
                  three and nine months ended September 30,
          1996

                  Exhibit 27 -             Financial Data Schedule

          SIGNATURE
          SIGNATURE
          SIGNATURE                                   18

          PART I - FINANCIAL INFORMATION
          PART I - FINANCIAL INFORMATION
          PART I - FINANCIAL INFORMATION
          Item 1 - Financial Statements
          Item 1 - Financial Statements
          Item 1 - Financial Statements




                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                 Crown Central Petroleum Corporation and Subsidiaries
                                (Thousands of dollars)

                                                       September  December
                                                         30          31
                                                       _______
                                                       1996       _______
                                                                  1995

                                                                  _

           Assets
           Assets
           Assets                                      (Unaudite
                                                          d)
           Current Assets
           Current Assets
           Current Assets
             Cash and cash equivalents ...........      23,402
                                                       $           42,045
                                                                  $
             Accounts receivable - net ...........     106,728    105,799
             Recoverable income taxes ............       3,373      4,137
             Inventories .........................      92,539     96,025
             Other current assets ................       _____
                                                         4,346
                                                       __
                                                                    _____
                                                                    2,595
                                                                  __


                Total Current Assets
                Total Current Assets
                Total Current Assets .............     230,388    250,601





           Investments and Deferred Charges
           Investments and Deferred Charges
           Investments and Deferred Charges ......      34,614     30,633





           Property, Plant and Equipment
           Property, Plant and Equipment
           Property, Plant and Equipment .........     636,537    624,338
             Less allowance for depreciation .....     _______
                                                       336,412    _______
                                                                  322,358

               Net Property, Plant and Equipment
               Net Property, Plant and Equipment
               Net Property, Plant and Equipment .     300,125    301,980



                                                       ______
                                                             _
                                                                  ______
                                                                        _




                                                       ________
                                                       $          ________
                                                                  $

                                                       ________
                                                                  ________


                                                       _______
                                                       565,127    _______
                                                                  583,214

                                                       _______
                                                                  _______



          See notes to unaudited consolidated condensed financial statements.



                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                 Crown Central Petroleum Corporation and Subsidiaries
                                (Thousands of dollars)

                                                       September  December
                                                         30          31
                                                       _______
                                                       1996       _______
                                                                  1995

                                                                 _

          Liabilities and Stockholders' Equity
          Liabilities and Stockholders' Equity
          Liabilities and Stockholders' Equity        (Unaudite
                                                          d)
          Current Liabilities
          Current Liabilities
          Current Liabilities
            Accounts Payable:
              Crude oil and refined products ....       130,215
                                                       $           112,036
                                                                  $
              Other .............................       12,962     24,287
            Accrued Liabilities .................       40,084     66,788
            Current portion of long-term debt ...       ______
                                                        20,368
                                                       _
                                                                    _____
                                                                    1,559
                                                                  __


                Total Current Liabilities
                Total Current Liabilities
                Total Current Liabilities .......      203,629    204,670

          Long-Term Debt
          Long-Term Debt
          Long-Term Debt ........................      127,529    128,506

          Deferred Income Taxes
          Deferred Income Taxes
          Deferred Income Taxes .................       21,909     27,995

          Other Deferred Liabilities
          Other Deferred Liabilities
          Other Deferred Liabilities ............       35,723     32,548

          Common Stockholders' Equity
          Common Stockholders' Equity
          Common Stockholders' Equity
            Common stock, Class A - par value $5 per
          share:
              Authorized   shares   --   15,000,000;
          issued and
              outstanding  shares  --  4,817,392  in    24,087     24,087
          1996 and 1995 .........................
            Common stock, Class B - par value $5 per
          share:
              Authorized   shares   --   15,000,000;
          issued and
              outstanding  shares  --  5,166,586  in
          1996 and
              5,135,558 in 1995 .................       25,833     25,678
            Additional paid-in capital ..........       92,207     92,249
            Unearned restricted stock ...........       (3,370     (3,733
                                                              )          )
            Retained earnings ...................       ______
                                                        37,580
                                                       _
                                                                  _
                                                                   ______
                                                                   51,214

                Total Common Stockholders' Equity
                Total Common Stockholders' Equity
                Total Common Stockholders' Equity      176,337    189,495


                                                       ________
                                                       $          ________
                                                                  $

                                                       ________
                                                                  ________


                                                      _______
                                                      565,127    _______
                                                                 583,214

                                                      _______
                                                                 _______



          See notes to unaudited consolidated condensed financial statements.



                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Crown Central Petroleum Corporation and Subsidiaries
                 (Thousands of dollars, except per share amounts)


                                                     (Unaudited)
                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                            ___

                                            ___

                                            ___

                                        ____
                                        1996      _______
                                                  1995       _______
                                                             1996      _______
                                                                       1995

                                                 _
                                                                      _

   Revenues
   Revenues
   Revenues
     Sales and operating revenues        397,889
                                        $          367,120
                                                  $         $         $
                                                             1,200,18  1,092,07
                                                            8         8

   Operating Costs and Expenses
   Operating Costs and Expenses
   Operating Costs and Expenses
     Costs and operating expenses       368,068   333,888              992,948
                                                             1,118,43
                                                            5
     Selling and administrative         22,815    20,567     69,438    59,691
   expenses .....................
     Depreciation and amortization       7,970     9,716     23,999    28,700
     Sales of property, plant and          ___
                                           139
                                        ____
                                                     ___
                                                     173
                                                  ____
                                                                ___
                                                                116
                                                             ___
                                                                            _

                                                                       _____

   equipment ....................
                                        _______
                                        398,992   _______
                                                  364,344

                                                             ________
                                                             1,211,98
                                                            _
                                                                       ____
                                                                       1,08____
                                                                           1,33
                                                                      _


                                                            _
                                                            8         _
                                                                      9


   Operating (Loss) Income
   Operating (Loss) Income
   Operating (Loss) Income ......       (1,103)    2,776     (11,800   10,739
   Interest and other income ....          344       705      1,608     2,297
   Interest expense .............       ______
                                        (3,584)
                                        _
                                                        )
                                                  ______
                                                  (3,771
                                                  _
                                                             _______
                                                             (10,778   _______
                                                                       (11,107



   (Loss) Income Before Income Taxes
   (Loss) Income Before Income Taxes
   (Loss) Income Before Income Taxes          )
                                        (4,343          )
                                                    (290     (20,970    1,929

   Income Tax (Benefit) Expense
   Income Tax (Benefit) Expense
   Income Tax (Benefit) Expense .             )
                                          ____
                                          (707
                                        ___
                                                        _
                                                        )
                                                    ____
                                                    (594
                                                  ___
                                                                   )
                                                             ______
                                                             (7,336     _____
                                                                        1,513
                                                                       _



   (Loss) Income Before
   (Loss) Income Before
   (Loss) Income Before                       )
                                        (3,636       304     (13,634      416
   Extraordinary Item
   Extraordinary Item
   Extraordinary Item ...........

   Extraordinary (Loss) from Early
   Extraordinary (Loss) from Early
   Extraordinary (Loss) from Early
     Extinguishment of Debt (net o
     Extinguishment of Debt (net o
     Extinguishment of Debt (net of
                                  f
                                  f
   income
   income
   income
     tax benefit of $2,039)
     tax benefit of $2,039)
     tax benefit of $2,039) .....       _______
                                                  _______
                                                             ______
                                                                             )
                                                                       ______
                                                                       (3,257


   Net (Loss) Income
   Net (Loss) Income
   Net (Loss) Income ............        ______
                                         (3,636
                                        _
                                        $            ___
                                                     304
                                                   ___

                                                  _
                                                  $           _______
                                                              (13,634
                                                             _
                                                             $          ______
                                                                        (2,841
                                                                       _
                                                                       $

                                        _______
                                                  ______
                                                             ________
                                                                       _______



   Net (Loss) Income Per Share:
   Net (Loss) Income Per Share:
   Net (Loss) Income Per Share:
     (Loss)
     (Loss)
     (Loss) Income Before
            Income Before
            Income Before
                                              )
                                          (.37
                                        $         $  .03           )
                                                              (1.40
                                                             $            .04
                                                                       $
   Extraordinary Item
   Extraordinary Item
   Extraordinary Item ...........

     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
       Extinguishment of Debt
       Extinguishment of Debt
       Extinguishment of Debt ...       _______
                                                  _______
                                                             ______
                                                                         ____
                                                                         (.33
                                                                       __
                                                                             )


     Net (Loss) Income Per Share
     Net (Loss) Income Per Share
     Net (Loss) Income Per Share          ____
                                          (.37
                                        _
                                        $     _
                                              )
                                         __
                                                   ___

                                                     ___
                                                     .03
                                                  _
                                                  $          _
                                                             $_____
                                                              (1.40)   _
                                                                       $ ____
                                                                         (.29
                                                                        _
                                                                             )

                                        _______
                                                  ______
                                                             ______
                                                                       _____






  See notes to unaudited consolidated condensed financial statements.





                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)


                                                       (Unaudited)
                                                    Nine Months Ended


                                                       September 30
                                                     ______
                                                     1996      ______
                                                               1995

                                                   __
                                                              ___

             Net Cash Flows From Operating
             Net Cash Flows From Operating
             Net Cash Flows From Operating
             Activities
             Activities
             Activities
               Net cash from operations before
                 changes in working capital ..        8,184
                                                     $          22,350
                                                               $
               Net changes in working capital        _______
                                                     (18,280   _______
                                                               (20,864
             items
                                                               )

                 Net Cash (Used in) Provided by
                 Net Cash (Used in) Provided by
                 Net Cash (Used in) Provided by
                   Operating Acti
                   Operating Acti
                   Operating Acti


                                 vities
                                 vities
                                 vities ......       _______
                                                     (10,096     _____
                                                                 1,486
                                                               __




             Cash Flows From Investment
             Cash Flows From Investment
             Cash Flows From Investment
             Activities
             Activities
             Activities
               Capital Expenditures ..........       (19,752   (27,137
                                                               )
               Proceeds from sales of property,
             plant
                 and equipment ...............        2,135      2,133
               Deferred turnaround maintenance             )
                                                     (4,518     (1,133
                                                               )
               Other charges to deferred assets            )
                                                     ______
                                                     (4,413
                                                     _
                                                                ______
                                                                (7,397
                                                               _


                                                               )

                 Net Cash (Used in) Investment
                 Net Cash (Used in) Investment
                 Net Cash (Used in) Investment       _______
                                                     (26,548   _______
                                                               (33,534
             Activities
             Activities
             Activities ......................
                                                               )


             Cash Flows From Financing Activities
             Cash Flows From Financing Activities
             Cash Flows From Financing Activities
               Proceeds from debt and credit         71,000    143,338
             agreement borrowings ............
               (Repayments) of debt and credit       (53,181
             agreement borrowings ............                 (118,93
                                                              9)
               Net cash flows from long-term           (308)       427
             notes receivable ................
               Issuance of common stock ......          ___
                                                        490
                                                     ____
                                                               _______



                 Net Cash Provided by Financing
                 Net Cash Provided by Financing
                 Net Cash Provided by Financing      _

                                                     ______
                                                     18,001    _
                                                                ______
                                                                24,826
             Activities
             Activities
             Activities ......................


             Net (Decrease) in Cash and Cash
             Net (Decrease) in Cash and Cash
             Net (Decrease) in Cash and Cash         _
                                                     $          ______
                                                                (7,222
                                                               _
                                                               $
             Equivalents
             Equivalents
             Equivalents .....................
                                                     _
                                                               _______


                                                               )


                                                   __
                                                     _______
                                                     (18,643

                                                   ________








          See notes to unaudited consolidated condensed financial statements.


          NOTES TO UNAUDITED CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

          Crown Central Petroleum Corporation and
          Subsidiaries

          September 30, 1996




          Note A - Basis of Presentation


          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

          At September 30, 1996, approximately 792,000 barrels of crude oil and refined products inventory aggregating approximately $22.2 million was held in excess of anticipated year-end quantities and was valued at the lower of cost
          (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
          Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

          ___________________
          Environmental Costs:  The Company conducts

          environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active operating retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as described below. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.
                                 -7-

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

          Other instruments are used in an effort to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products (crack spread strategies) and also hedging fixed price purchase and sales commitments of crude oil and refined products (fixed price strategies). Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These instruments generally allow for settlement at the end of their term in either cash or product.

          Realized gains and losses from crack spread hedging strategies are recognized in costs and operating expenses when the associated finished product is produced. Realized gains and losses from fixed price inventory hedging strategies adjust the carrying value of the underlying inventory and are recognized in costs and operating expenses when the associated inventory is consumed in refining operations or sold. Unrealized gains and losses associated with fixed price inventory hedging strategies are deferred in inventory and other current assets and liabilities to the extent that the associated inventory has not been consumed in refining operations or sold.
           The Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production. However, the use of such a program can limit the Company's ability to participate in an improvement in related refined product profit margins.

          ___________
          Credit Risk - The Company is potentially subjected

          to concentrations of credit risk with accounts receivable, interest rate swaps, and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at September 30, 1996. The Company evaluates the credit worthiness of the counterparties to interest rate swaps, and futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

          ________________________
          Statements of Cash Flows  -  Net changes in

          working capital items presented in the Unaudited Consolidated Condensed Statements of Cash Flows reflects changes in all current assets and current liabilities with the exception of cash and cash equivalents and the current portion of long-term debt.

          _________________
          Reclassifications - To conform to the 1996

          presentation, Sales and operating revenues and Costs and operating expenses for the three and nine months ended September 30, 1995 have been adjusted to exclude all federal and state excise taxes. As a result, Sales and operating revenues and Costs and operating expenses decreased $107,617,000 and $311,395,000, respectively, for the three and nine months ended September 30, 1995 from the numbers originally reported. This adjustment had no effect on net income or loss for either period.


          Note B - Inventories
          Note B - Inventories
          Note B - Inventories

          Inventories consist of the following:
                                                      September   December
                                                         30          31
                                                       _______
                                                       1996       _______
                                                                  1995

                                                     __
                                                                 __

                                                          (thousands of
                                                            dollars)
                   ................................
          Crude oil                                     55,452
                                                       $           58,047
                                                                  $
          Refined products.........................    ______
                                                       91,608     ______
                                                                  77,342

            Total inventories at FIFO  (approximates   147,060    135,389
          current cost)............................
          LIFO allowance...........................    _______
                                                       (68,043    _______
                                                                  (52,301

            Total crude oil and refined products ..    ______
                                                       79,017     ______
                                                                  83,088


          Merchandise     inventory     at      FIFO    6,895      6,453
          (approximates current cost)..............
          LIFO allowance...........................    ______
                                                       (1,674     ______
                                                                  (1,674

                                                             )          )

               al merchandise
            Tot               .....................     _____
                                                        5,221
                                                       _
                                                                  _
                                                                   _____
                                                                   4,779


          Materials and supplies inventory at FIFO     _

                                                  .     _____
                                                        8,301      _____
                                                                   8,158
                                                                  _


            Total Inventory
            Total Inventory
            Total Inventory .......................     ______
                                                        92,539
                                                       _
                                                       $           ______
                                                                   96,025
                                                                  _
                                                                  $

                                                       _______
                                                                  _______






          As a result of decreased crude oil requirements at the Pasadena refinery, the company achieved a reduction in LIFO inventories during the third quarter of 1996 which is not expected to be replaced by year-end. The impact of this interim LIFO inventory reduction was to reduce the net loss for the three and nine months ended September

          30, 1996 by approximately $2.1 million ($.22 per share).

          Note C - Long-term Debt and Credit Arrangements
          Note C - Long-term Debt and Credit Arrangements
          Note C - Long-term Debt and Credit Arrangements

          Long-term debt consists of the following:
                                                      September   December
                                                         30          31
                                                       ______
                                                                  _______


                                                      ________
                                                      1996        ________
                                                                  1995

                                                         __
                                                                     _

                                                          (thousands of
                                                            dollars)
          Unsecured 10 7/8% Senior Notes...........     124,739
                                                       $           124,716
                                                                  $

          Credit Agreement.........................    19,000

          Purchase Money Lien......................     3,629       4,492

          Other obligations........................       ___
                                                          529
                                                       ____
                                                                  ____
                                                                      ___
                                                                      857

                                                       147,897    130,065
          Less current portion                         ______
                                                       20,368
                                                       _
                                                                    _____
                                                                    1,559
                                                                  __


            Long-Term Debt
            Long-Term Debt
            Long-Term Debt ........................    _
                                                       $_______
                                                        127,529    ____
                                                                   128,
                                                                  _
                                                                  $    ___
                                                                       506

                                                       ________
                                                                  _____
                                                                       ___





          As of October 31, 1996, under the terms of the Credit Agreement dated as of September 25, 1995, as amended (Credit Agreement), which is used solely for the purpose of financing the working capital requirements of the Company, the Company had no outstanding cash borrowings, outstanding irrevocable standby letters of credit in the principal amount of $60.5 million for performance obligations related to crude oil acquisition, environmental and insurance matters and had unused commitments available for future cash borrowings and letters of credit totaling $69.5 million. As of September 30, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended, and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

          The $125 million unsecured 10.875% Senior Notes (Notes), which were issued under an Indenture (Indenture) are used principally to finance the permanent capital requirements of the Company. As of September 30, 1996, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type which limit the amount of additional indebtedness the Company may incur outside of the Credit Agreement and under certain circumstances, restrict the Company from declaring dividends. As of September 30, 1996, the Indenture substantially restricted the Company from effecting borrowings outside of the Credit Agreement and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.


          Note D - Derivative Financial Instruments

          There  were  no  interest  rate  swap   agreements
          outstanding during the first nine months of  1996.
           At September 30, 1996, the Company has recorded a
          deferred gain of $.7  million related to  canceled
          interest rate swap agreements which will be amortized into income over the remaining terms of the original swap agreements ranging from 1996 to 1998. The Company may utilize interest rate swaps in the future to further manage the cost of funds.


          Note E  - Calculation  of  Net (Loss)  Income  Per
          Common Share

          Net income (loss) per common share for the three and nine months ended September 30, 1996 and 1995 is based on the weighted average of common shares outstanding of 9,718,152 and 9,697,598, respectively.


          Note F - Long-Term Incentive Plan and Stock Option
          Plan

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

          Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. Beginning with grants made in 1996, shares not earned by the attainment of performance goals will be earned upon the completion of a 5 year service requirement. As of September 30, 1996, 250,970 shares of PVRS (net of cancellations) have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals or the related service requirement.

          Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period. As of September 30, 1996, grants of non-qualified stock options have been awarded to participants to purchase 515,955 shares of the Company's Class B Common Stock (net of cancellations).

          Under the terms of the 1995 Management Stock Option Plan, a maximum of 500,000 shares of Class B Common Stock was available for distribution. The Company awarded to participants non-qualified stock options to purchase 444,896 shares of the Company's Class B Common Stock (net of cancellations) at a price equal to 100% of the fair market value of the stock at the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period.

          Shares of Class B Common Stock available for issuance under options or awards amounted to 388,179 at September 30, 1996.


          Detail of the Company's stock options are as follows:




                                              Common       Price
                                               ____
                                                           Range
                                                         ________
                                                              per
                                             ________
                                             Shares
                                                         _________
                                                         share
                                                 _

          _____________________________
          1994 Long-Term Incentive Plan

            Granted - 1994.................   109,800   $16.13   -
                                                         $16.88
            Canceled - 1994................      ____
                                                 (950
                                              ___
                                                        $16.88
                                                     )

                Outstanding -  December 31,   108,850   $16.13   -
              .............................
          1994                                           $16.88

            Granted - 1995


                          .................   _______
                                              396,150   $12.81   -
                                                         $13.75
                Outstanding -  December 31,   505,000   $12.81   -
              .............................
          1995                                           $16.88

            Granted - 1996.................   103,100   $15.38   -
                                                         $19.50
            Exercised - 1996...............             $12.81   -
                                              (26,972    $16.88
                                                     )
            Canceled - 1996................   _______
                                              (92,145   $12.81   -
                                                     )
                                                         $17.06
           Outstanding  -   September  30,    _______
                                              488,983   $12.81   -
          1996.............................              $19.50
                                              _______



           Shares Exercisable at September    _______
                                              162,155   $12.81   -
          30, 1996.........................              $16.88
                                              _______



          _________________________________
          1995 Management Stock Option Plan

            Granted - 1995.................   _______
                                              461,760   $13.75   -
                                                         $16.06
            Outstanding - December 31, 1995   461,760   $13.75   -
                                                         $16.06

            Exercised - 1996...............    (6,756)  $13.75
            Canceled - 1996................   _______
                                              (16,864   $13.75
                                                     )


               Outstanding -  September 30,   _______
                                              438,140   $13.75   -
              .............................
          1996                                           $16.06
                                              _______



                   Shares   exercisable  at   _______
                                              146,147   $13.75   -
          September 30, 1996...............              $16.06
                                              _______



          Total outstanding - September 30,   _______
                                              927,123   $12.81   -
              .............................
          1996                                           $19.50
                                              _______


          Total exercisable - September 30,      ____
                                                 ,302
                                              ___
                                              308       $12.81   -
              .............................
          1996                                           $16.88
                                                 ____

                                              ___





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

          Item 2   Management's Discussion and Analysis of
                -
          Financial Condition
                and Results of Operations

          Results of Operations

          The Company's Sales and operating revenues increased $30.8 million or 8.4% in the third quarter of 1996 and $108.1 million or 9.9% for the nine months ended September 30, 1996 from the comparable periods in 1995. The third quarter increase in Sales and operating revenues was primarily attributable to a 18% increase in the average sales price per gallon of petroleum products which was partially offset by a 8.8% decrease in petroleum product sales volumes. The year to date increase was a result primarily of an 11.6% increase in the average sales price per gallon of petroleum products offset by a 1.6% decrease in petroleum product sales volumes. Additionally, there were slight increases in merchandise sales of 5.1% and 3.3% for the three and nine months ended September 30, 1996, respectively, compared to the same 1995 periods.

          Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 27.2% to 29.2% for the third quarter of 1995 and 1996, respectively and from 26.3% to 28.9% for the nine months ended September 30, 1995 and 1996, respectively. The increases in gross margin are a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. This marketing strategy has resulted in average monthly gasoline sales volume and merchandise sales increases on a same store basis of approximately 4.7% and 7.7%, respectively, for the nine months ended September 30, 1996 compared to the same 1995 periods and has contributed to the $2.6 million or 13.4% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 19.3% in 1996 compared to the same 1995 period.

          Costs and operating expenses increased $34.2 million or 10.2% in the third quarter of 1996 and $125.5 million or 12.6% for the nine months ended September 30, 1996 from the comparable periods in 1995. The third quarter increase was due to a 22.6% increase in the average cost per barrel consumed of crude oil and feedstocks. The year to date increase in Costs and operating expenses was due to a 15.3% increase in the average cost per barrel consumed of crude oil and feedstocks.
          These increases were partially offset by decreases in volumes sold as previously discussed. During 1996, the crude oil futures market has experienced significant backwardation wherein the future months prices of crude oil are transacted at values less than the current month. However, when the future month has become the current month, the price has generally increased. In order to price its crude oil close to the time when products are being refined and thereby to effectively achieve the instantaneous 3-2-1 crack spread, the Company has been utilizing a practice of deferring the pricing of a majority of its crude oil until the finished petroleum products are refined. During 1996, this practice has effectively resulted in approximately $29.7 million of additional costs as compared with the costs that would have been recognized if the crude oil were priced at the time it was contracted. The Company is currently evaluating this practice. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which decreased the Company's gross margin $.38 per barrel ($15.7 million) in 1996, and increased gross margin $.01 per barrel ($.3 million) in 1995. As a result of decreased crude oil requirements at the Pasadena refinery, the company achieved a reduction in LIFO inventories during the third quarter of 1996 which is not expected to be replaced by year-end. The impact of this interim LIFO inventory reduction was to reduce the net loss for the three and nine months ended September 30, 1996 by approximately $2.1 million ($.22 per share).


          In early 1996, the Company adjusted its gasoline and distillate production to take advantage of better distillate margins compared to gasoline margins. Correspondingly, yields of distillates were increased to 49,300 bpd (33.3%) for the nine months ended September 30, 1996 from 45,900 bpd
          (29.7%) in the comparable 1995 period, while gasoline production was decreased from 93,300 bpd
          (60.3%) for the nine months ended September 30, 1995 to 86,900 bpd (58.8%) for nine months ended
          September 30, 1996. Yields of distillates remained consistent at 51,700 bpd (34.6%) for the third quarter 1996 compared to 51,700 bpd (32.5%) for the same period in 1995 while gasoline production decreased slightly from 90,600 bpd
          (57%) for the third quarter 1995 to 85,400 bpd
          (57%) for the third quarter 1996.

          Selling and administrative expenses increased $2.2 million or 10.9% for the three months ended September 30, 1996 and $9.7 million or 16.3% for the nine months ended September 30, 1996 compared to the same periods in 1995. These increases are principally due to increases in store level operating expenses, primarily related to additional units and increased labor costs. Additionally, the Company recorded approximately $1 million in corporate administrative expenses associated with a management reorganization in early 1996.

          Operating costs and expenses for the three months ended September 30, 1996 included $.2 million related to environmental matters and also $.2 million for retail units that have been closed. This compares to $1.2 million and $.6 million, respectively, for the three months ended September 30, 1995. For the nine months ended September 30, 1996, Operating costs and expenses included $1.3 million related to environmental matters and reductions of $.2 million relating to retail units that have been closed compared to $2.3 million and $1.6 million, respectively, for the same 1995 period. Additionally, Operating costs and expenses for the third quarter and year to date periods of 1996 were reduced by $1.1 million and $3.7 million, respectively, related to the adjustment of certain pending litigation and employee benefit costs and other accruals.

          Depreciation and amortization decreased $1.7 million or 18% in the third quarter of 1996 and $4.7 million or 16.4% for the nine months ended September 30, 1996 compared to the same 1995 periods. These decreases are primarily the result of a reduction in the depreciable base of the Tyler refinery assets due to the adoption of SFAS No. 121 ``
                   Accounting for the Impairment of Long-
          Lived Assets and for Long-Lived Assets to be Disposed Of''
                       effective October 1, 1995.

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

          Liquidity and Capital Resources

          Net cash used in operating activities (including changes in working capital) totaled $10.1 million for the nine months ended September 30, 1996 compared to cash provided from operating activities of $1.5 million for the nine months ended September 30, 1995. The 1996 outflows consist primarily of $18.3 million related to working capital requirements resulting primarily from decreases in accrued income and excise tax liabilities and other accounts payable and to increases in accounts receivable and prepaid operating expenses, principally related to insurance premiums. These working capital outflows were partially offset by decreases in crude oil and finished products inventories and increases in crude oil and refined products payables. Partially offsetting these cash outflows was net cash provided by operations of $8.2 million before changes in working capital. The 1995 outflows consist of net cash provided by operations before changes in working capital of $22.4 million which was partially offset by $20.9 million related to working capital requirements resulting from decreases in crude oil, refined products and other payables and increases in prepaid operating expenses. These working capital outflows were partially offset by decreases in receivables and in crude oil and finished product inventories and increases in accrued liabilities.

          Net cash outflows from investment activities were $26.5 million for the nine months ended September 30, 1996 compared to a net outflow of $33.5 million for the same 1995 period. The 1996 amount consists principally of capital expenditures of $19.8 million (which includes $8.5 million for refinery operations and $8.7 million relating to marketing operations). Additionally, there were refinery turnaround expenditures of $4.5 million and increases in other deferred assets of $4.4 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $2.1 million. The 1995 activity relates primarily to $27.1 million of capital expenditures ($11.9 million relating to refinery operations and $15.2 relating to the marketing area). In addition, there were increases in other deferred assets of $7.4 million, which consists primarily of $2.9 million in loan placement fees related to the sale of $125 million of unsecured 10.875% Senior Notes in January 1995, and refinery turnaround expenditures of $1.1 million. The 1995 cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $2.1 million.

          Net cash provided by financing activities was $18 million for the nine months ended September 30, 1996 compared to cash provided by financing activities of $24.8 million for the nine months ended September 30, 1995. The 1996 cash inflow consists principally of $17.8 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, cash inflows include $.5 million from issuances of the Company's common stock due to the exercise of stock options issued under the Company's incentives plans. Partially offsetting these cash inflows were increases of $.3 million in long-term notes receivable. The 1995 cash inflows relate to $24.4 million in net proceeds received from debt and credit agreement borrowings due primarily to the sale in January 1995 of $125 million of unsecured 10.875% Senior Notes net of amounts used to repay outstanding balances relating to the 10.42% Senior Notes (including a prepayment premium) and credit agreement borrowings.

          Cash and cash equivalents at September 30, 1996 were $24.2 million lower than at September 30, 1995. This decrease resulted primarily from cash used in investment activities of $30.4 million, which includes capital expenditures of $27.3 million, net of $6.4 million of proceeds received from the sale of property, plant and equipment. Additionally, cash outflows from investment activities included deferred turnaround charges of $6.4 million and charges to other deferred assets of $3.5 million. These cash outflows were partially offset by an increase in cash of $6.8 million resulting from the consolidation of the Company's wholly-owned insurance subsidiaries in the fourth quarter of 1995. Cash used in operating activities totaled $7.4 million for the twelve month period ended September 30, 1996. These cash outflows were partially offset by cash provided by financing activities of $13.6 million for the period October 1, 1995 to September 30, 1996 relating primarily to net borrowings from the Company's debt and credit agreement facilities of $13.4 million for the twelve month period ended September 30, 1996.

          The ratio of current assets to current liabilities at September 30, 1996 was 1.13:1 compared to 1.48:1 at September 30, 1995 and 1.22:1 at
          December 31, 1995. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.30:1 at September 30, 1996, 1.59:1 at
          September 30, 1995 and 1.35:1 at December 31,
          1995.

          Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a substantial capital investment will be required over the next several years to comply with existing regulations. The Company believes, but provides no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including borrowings under the Credit Agreement, or a successor agreement, will be sufficient to fund these costs. The Company had recorded a liability of approximately $17 million as of September 30, 1996 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature.
          The liability of $17 million includes accruals for issues extending past 1997.

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

          During the years 1996-1998, the Company estimates environmental expenditures at the Pasadena and
          Tyler refineries  of  at least  $6.9  million  and
          $13.5   million,   respectively.       Of    these
          expenditures, it is anticipated that $4.4 million for Pasadena and $8.1 million for Tyler will be of a capital nature, while $2.5 million and $5.4 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, capital expenditures relating to environmental improvements are planned totaling approximately $25.5 million through 1998. Environmental expenditures at the Pasadena and Tyler refineries and at the Company's marketing facilities totaled

          $1.4 million, $1.8 million and $1.3 million, respectively, for the nine months ended September
          30, 1996.

          The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains two credit facilities to finance its business requirements and supplement internally generated sources of cash.

          The Credit Agreement dated as September 25, 1995 (Credit Agreement) is used solely for the purpose of financing the working capital requirements of the Company. As of October 31, 1996, the Company had outstanding irrevocable standby letters of credit in the principal amount of $60.5 million for performance obligations related to crude oil acquisition, environmental and insurance matters and unused commitments available for future cash borrowings and letters of credit totaling $69.5 million. As of September 30, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement as amended and forecasts that, but there can be no assurance
          that,  it  will  remain  in  compliance  for   the
          remainder of the year.

          The $125 million unsecured 10.875% Senior Notes (Notes) due January 25, 2005 require semi-annual interest payments. There are no sinking fund requirements on the Notes. This facility is principally used to finance the permanent capital requirements of the Company and, to the extent required, working capital. At the Company's option, up to $37.5 million of the Notes may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness. These restrictions and limitations include, but are not limited to, restrictions on the incurrence of additional indebtedness, on the payment of dividends and on the repurchase of capital stock. These restrictions and limitations are not applicable to letter of credit availability and up to $50 million of cash borrowings provided by the Credit Agreement. As of September 30, 1996, the Indenture substantially restricted the Company from effecting borrowings outside of the Credit Agreement and precluded the

          Company from paying any dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992. As outlined in the Company's planned capital requirements described below, while the Company is limited by the Indenture from effecting borrowings outside of the Credit Agreement, it does not currently plan to effect any borrowings outside of the Credit Agreement.

          The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total net capital expenditures and deferred turnaround costs in 1996 are projected to approximate $37 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company's existing Credit Agreement matures on September 30, 1997. It is management's intention to extend or replace the existing Credit Agreement prior to its expiration date in order that cash provided from its operating activities, together with other available sources of liquidity, including availability from the Credit Agreement, or a successor agreement, will be sufficient over the next year to make required payments of principal and interest on its debt, including interest payments due on the Notes, permit anticipated capital expenditures and fund the Company's working capital requirements.

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

          As discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit. The Oil, Chemical & Atomic Workers Union (OCAW) filed unfair labor practice charges against the Company in connection with the lock-out. The Regional Office of the National Labor Relations Board (NLRB) has dismissed the charges; and; accordingly, no accruals related to back wages have been recorded. The union appealed this ruling, and the General Counsel of the NLRB currently has the matter under consideration. In July and August, the union filed additional unfair labor practice charges and those charges have also been dismissed by the Regional Office. The OCAW has appealed the dismissal of the charges filed in July. The Company intends to continue to vigorously contest all of the matters that have been appealed.

          PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings

          There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

          The unfair labor practice charges filed by the Oil, Chemical & Atomic Workers Union in connection with the lock-out of employees in the collective bargaining unit at the Pasadena refinery, which were previously reported in the Annual Report on Form 10-K for the year ended December 31, 1995, were dismissed by the Regional Office of the National Labor Relations Board. The union appealed this ruling, and the General Counsel of the NLRB currently has the matter under consideration. In July and August, the union filed additional unfair labor practice charges and those charges have also been dismissed by the Regional Office. The OCAW has appealed the dismissal of the charges filed in July. The Company intends to continue to vigorously contest all of the matters that have been appealed.


          The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.



          Item 6 - Exhibits and Reports on Form 8-K
          Item 6 - Exhibits and Reports on Form 8-K
          Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibit:

          10(a)  -   Executive  Severance   Plan   effective
          September 26, 1996

          10(b) -  Supplemental  Retirement Income  Plan  as
          Restated effective September 26, 1996

          10(c) - Amendment  effective as  of September  26,
          1996 to the Crown Central Employees Savings Plan

          10(d) - Amendment  effective as  of September  26,
          1996 to  the Crown  Central Petroleum  Corporation
          1994 Long-Term Incentive Plan

          11 - Statement  re:  Computation  of Earnings  Per
          Share

          20 - Interim Report to Stockholders for the three and nine months ended September 30, 1996

          27 - Financial Data Schedule


          (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended September 30, 1996.

          SIGNATURE
          SIGNATURE
          SIGNATURE

               Pursuant to the requirements of the
          Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

          CROWN CENTRAL PETROLEUM CORPORATION
          CROWN CENTRAL PETROLEUM CORPORATION
          CROWN CENTRAL PETROLEUM CORPORATION



          /s/---Jan L. Ries
          /s/---Jan L. Ries
          /s/---Jan L. Ries
                  Jan L. Ries
                 Controller
                 Chief Accounting Officer
                  and Duly Authorized Officer

          Date:  November 14, 1996