Form 10-K
period 1996-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1997-03-24
CIK 25885

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549

                                 FORM 10-K
                                 FORM 10-K
                                 FORM 10-K

     (Mark One)
        [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the fiscal year ended

                                          December 31, 1996
                                          December 31, 1996
                                          December 31, 1996
                                    OR
        [  ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
     THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ___________ to  ____________

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

        Securities registered pursuant to Section 12(b) of the Act:
        Securities registered pursuant to Section 12(b) of the Act:
        Securities registered pursuant to Section 12(b) of the Act:

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

     Class A Common Stock - $5 Par Value       American Stock Exchange
     Class B Common Stock - $5 Par Value       American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:
     Securities registered pursuant to Section 12(g) of the Act:
     Securities registered pursuant to Section 12(g) of the Act:
      None
      None
      None

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



     The aggregate market value of the voting stock held by nonaffiliates as of December 31, 1995 was

                                               $81,532,000.

     The number of shares outstanding at January 31, 1997 of the registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,165,786 shares, respectively.

                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 24, 1997 are incorporated by reference into Items 10 through 13, Part III.

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


                             Table of Contents
                             Table of Contents
                             Table of Contents

                                                                  Page
                                                                  Page
                                                                  Page

     PART I
     PART I
     PART I

     Item 1   Business                                   l

     Item 2   Properties                                 4

     Item 3   Legal Proceedings                          9

     Item 4   Submission of Matters to a Vote of
              Security Holders                           9

     PART II
     PART II
     PART II

     Item 5   Market for the Registrant's Common
              Equity and Related Stockholder Matters    10

     Item 6   Selected Financial Data                   11

     Item 7   Management's Discussion and Analysis
              of Financial Condition and Results of
     Operations                                         12

     Item 8   Financial Statements and Supplementary Data19

     Item 9   Changes in and Disagreements with Auditors on
              Accounting and Financial Disclosure       37

     PART III
     PART III
     PART III

     Item 10  Directors and Executive Officers of the
     Registrant                                         38

     Item 11  Executive Compensation                    39

     Item 12  Security Ownership of Certain
              Beneficial Owners and Management          39

     Item 13  Certain Relationships and Related Transactions....39


     PART IV
     PART IV
     PART IV

     Item 14  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                   39

     PART I


     Factors Affecting Forward-Looking Statements

     This Annual Report contains certain ``
                                          forward-looking
     statements''
                 within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation those under ``
                                     Liquidity and Capital
     Resources''
                and ``Additional Factors that May Affect
     Future Results''
                     under ``Management's Discussion and
     Analysis of Financial Condition and Results of
     Operations''
                 regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Annual Report on Form 10-K for the year ended December 31, 1996, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-K for the year ended December 31, 1996, including without limitation in conjunction with the forward-looking statements included in this Annual Report on Form 10-K that are referred to above. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.



     Item 1.  BUSINESS

     General

     Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is one of the largest independent refiners and marketers of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 343 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 16 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

     The refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and its status as the only supplier of a full range of refined petroleum products in its local market area. The refineries are operated to generate a product mix of over 85% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $91 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Pasadena refinery has one of the highest rates of conversion to higher margin fuels, according to a recent industry study. The Tyler refinery enjoys essentially the same product yield characteristics as the Pasadena refinery.

     The Company is the largest independent retail marketer in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing region of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1996 market share of approximately 13%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Charlotte and Raleigh, North Carolina and Atlanta, Georgia. Over the past several years, the Company has rationalized and refocused its retail operations, resulting in significant improvements in average unit performance and positioning these operations for growth from a profitable base. For the year ended December 31, 1996, average merchandise sales per unit increased 6.3% on a same store basis when compared with 1995. The Company has made substantial investments of approximately $26 million at its retail locations pursuant to environmental requirements from 1989 to 1996 and believes that over 73% of its retail units are currently in full or substantial compliance with the 1998 underground storage tank environmental standards.

     Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 of this report.

     At December 31, 1996, the Company employed 2,904 employees. The total number of employees decreased approximately 4% from year-end 1995.


     Regulation

     Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and cleanup of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining, terminal operations and retail marketing. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions. A more detailed discussion of environmental matters is included in Note A and Note I of Notes to Consolidated Financial Statements on pages 24 and 33 of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 18 of this report.


     Competitive Conditions

     Oil industry refining and marketing is highly competitive. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

     The principal competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs.
      Certain of the Company's larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The majority of the Company's total crude oil purchases are transacted on the spot market. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

     The principal competitive factors affecting the Company's retail marketing operations are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

     The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses at the greater of $5 million or shutdowns for periods in excess of 25 days.
















     (This space intentionally left blank)

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

     The Pasadena refinery and Tyler refinery averaged production of 102,925 barrels per day and 50,335 barrels per day, respectively, during 1996. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of sour (high sulphur content) crude oil in their mix.

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

     Over the past several years, the Company has made significant capital investments to upgrade its refining facilities and improve operational efficiency. Three new process units were placed in service at the Pasadena refinery in 1996. These three units include a compression facility which transports gas from the fluid catalytic cracking unit (FCCU) to a petrochemical plant where the ethylene is recovered, a reformate splitter which increases the refinery's capacity to manufacture reformulated gasoline, and a vapor destructor which allows for expanded product loading at the refinery dock. At the Tyler refinery, the FCCU and sulfur recovery units were modified, enabling the refinery to increase production of gasoline and low sulfur diesel.


     Pasadena Refinery

     The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized since 1969 and today has a rated crude capacity of 100,000 barrels per day.
     During the past five years, the Company has invested approximately $110 million in major upgrades and maintenance projects.

     The Company's refining strategy includes several initiatives to enhance productivity. For example, the Company has completed an extensive plant-wide distributed control system at the Pasadena refinery which is designed to improve product yields, make more efficient use of personnel and optimize process operations. The distributed control system uses technology that is fast, accurate and provides increased information to both operators and supervisors. This equipment also allows the use of modern advanced control techniques for optimizing unit operations.

     The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 38,000 barrels per day vacuum tower. Major downstream units consist of a 52,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 10,000 barrels per day of alkylate production, and a continuous regeneration reformer with a capacity of 24,000 barrels per day. Other units include two depropanizers that can produce 5,500 barrels per day of refinery grade propylene, a liquefied petroleum gas recovery unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system and a methyl tertiary butyl ether ("MTBE") process which can produce approximately 1,500 barrels per day of MTBE for gasoline blending, a reformate splitter, and a compression facility capable of transporting up to 14 million standard cubic feed per day of process gas to a neighboring petrochemical plant.

     The Clean Air Act mandates that after January 1, 1995 only reformulated gasoline ("RFG") may be sold in certain ozone non-attainment areas, including some metropolitan areas where the Company sells gasoline. Using production from its MTBE unit, the Pasadena refinery can currently produce 12,000 barrels per day of winter grade RFG. With additional purchases of MTBE, ethanol or other oxygenates, all of the Pasadena refinery's current gasoline production could meet winter grade RFG standards. In 1996, the Company completed the construction of a reformate splitter at its Pasadena refinery. This process unit enables the refinery to make 12,000 barrels per day of summer grade RFG using its own MTBE, and up to 100% of its Pasadena refinery gasoline production as summer grade RFG with the purchase of additional oxygenates. This project enables the Company to satisfy all of its retail RFG requirements.

     In 1996, the Pasadena refinery operated at approximately 90% of rated crude unit capacity with production yielding approximately 57% gasoline and 32% distillates. Of the total gasoline production, approximately 23% was premium octane grades. In addition, the Pasadena refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur.

     The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

     The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers.
     Approximately one-half of the gasoline and distillate production is sold wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East
     Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately
     60% of the Pasadena refinery's total gasoline production capability.


     Tyler Refinery

     The Tyler refinery is located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas and has a rated crude capacity of 52,000 barrels per day. This refinery, which was acquired from Texas Eastern Corporation in the fourth quarter of 1989, had been substantially modernized between 1977 and 1980. The Tyler refinery's location provides access to nearby high quality East Texas crude oil which accounts for approximately 70% of its crude supply. This crude oil is transported to the refinery on the McMurrey and Scurlock pipeline systems. The Company owns the McMurrey system and has a long-term contract for use of the Scurlock system with Scurlock Permian Pipe Line Corporation. The Company also has the ability to ship crude oil to the Tyler refinery by pipeline from the Gulf Coast and does so when market conditions are favorable. Storage capacity at the Tyler refinery exceeds 2.7 millions barrels (1.2 million barrels for crude oil and 1.5 million barrels for refined petroleum products and intermediate stocks), including tankage along the Company's pipeline system.

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

     In 1996, the Tyler refinery operated at approximately 90% of rated crude unit capacity, with production yielding approximately 54% gasoline and approximately 36% distillates. Of the total gasoline production, approximately 29% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 60% of production sold at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the truck terminal sales.

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

     Beginning in 1989, the Company conducted a facility by facility review of its retail units. As a result, the Company disposed of non-strategic, marginal or unprofitable units as well as certain units which would have required significant capital improvements to comply with environmental regulations. During this period, the Company rebuilt and added individual units to increase its market share in strategic core markets. Since 1990, the Company has eliminated 447 retail units and added 64 retail units. During the same period, the Company closed a number of district offices and divisional headquarters. The Company believes it has substantially completed its retail unit rationalization program.

     As of December 31, 1996, the Company had 343 retail locations. Of these 343 units (235 owned and 108 leased), the Company directly operated 239 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

     While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is the largest independent retail marketer of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing area of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1996 market share of approximately 13%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Raleigh and Charlotte, North Carolina and Atlanta, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.

     Retail Unit Operations

     The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 1996, the Company had 79 convenience stores, 128 mini-marts and 136 gasoline stations.

     The Company's convenience stores operate primarily under the names Fast Fare and Zippy Mart. These units generally contain 1,500 to 2,800 square feet of retail space and typically provide gasoline and a variety of convenience store merchandise such as tobacco products, beer, wine, soft drinks, snacks, dairy products and baked goods and more recently food service items.

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

     While the Company derives approximately 79% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines, and management continues to evaluate the addition of new ancillary services such as the marketing of fast food from major branded chains.


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

     Supply, Transportation and Wholesale Marketing

     Supply

     The Company's refineries, terminals and retail outlets are strategically located in close proximity to a variety of supply and distribution channels. As a result, the Company has the flexibility to acquire available domestic and foreign crude oil economically, and also the ability to cost effectively distribute its products to its own system and to other domestic wholesale markets. Purchases of crude oil and feedstocks are determined by quality, price and general market conditions.


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

     Item 3.  LEGAL PROCEEDINGS


     The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company. The Company's legal proceedings are further discussed in Note I of Notes to Consolidated Financial Statements on page 33 of this report.

     In December of 1996, the Company received a Notice of Violation and Administrative Order from the Environmental Protection Agency (``
                                       EPA'') regarding
     exceedances of the Pasadena refinery's Clean Water Act permit. The Company is negotiating a settlement with EPA which will include modifications to its wastewater system; these costs are expected to be less than $200,000.

     The Company's Tyler, Texas refinery received a Notice of Violation from the Texas Natural Resource
     Conservation Commission (``
                               TNRCC'') in October of 1996
     regarding alleged noncompliance of its waste streams with Clean Air Act requirements. The Company has submitted a compliance schedule to TNRCC, and does not expect the costs of implementation of applicable measures will exceed $100,000.

     The Pasadena and Tyler refineries and many of the Company's other facilities are involved in a number of other environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 14 through 16 of this report, and in Note I of Notes to Consolidated Financial Statements on page 33 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

     In addition, the Company has been named by the EPA and by several state environmental agencies as a potentially responsible party at various federal and state Superfund sites. The Company's exposure in these matters has either been resolved, is properly reserved or is de minimis and is not expected to have a material adverse effect on the Company.

     The foregoing environmental proceedings are not of material importance to Crown's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings although not material.

     The Company's collective bargaining agreement with the Oil Chemical & Atomic Workers Union ("OCAW") covering employees at the Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations, on February 5, 1996 the Company implemented a lock-out of employees in the collective bargaining unit at the Pasadena facility. OCAW subsequently filed a number of unfair labor practice charges with the National Labor Relations Board ("NLRB"). Of those charges that have been decided, substantially all have been dismissed by the NLRB. The lock-out and negotiations on a new contract continue.



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



                 Common Stock Market Prices and Cash Dividends

                                    ___________
                                                      __________


                                  ______________
                                  1996               _____________
                                                     1995


                                    Sales Price       Sales Price
                                  ________
                                     High ______
                                             Low      __
                                                            ______
                                                               Low

                                             _
                                                       ___
                                                       Hig     _


                                                        __
                                                        h




           CLASS A COMMON STOCK
             First Quarter ....     19
                                   $        14
                                           $          15
                                                     $        11
                                                             $
                                 1/8      3/4       1/8     7/8
             Second Quarter ...    20      15        17      13
                                 7/8      1/8       7/8     7/8
             Third Qu      ....
                     arter         15      13        16      15
                                 1/2      3/8       7/8     1/8
             Fourth Quarter ...    14      12        16      13
                                 3/4      1/4       1/4     5/8

                  Yearly ......    20      12        17      11
                                 7/8      1/4       7/8     7/8


           CLASS B COMMON STOCK
             First Quarter ....     18
                                   $        14
                                           $         $14      11
                                                             $
                                 1/2      3/4       5/8     5/8
             Second Quarter ...    20      14        17      13
                                 3/8      5/8       3/4     3/8
             Third Quarter ....    15      13        16      14
                                 1/2      1/8       3/4     7/8
             Fourth Quarter ...    14      11        16      11
                                 5/8      3/4               5/8

                  Yearly ......    20      11        17      11
                                 3/8      3/4       3/4     5/8



     The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated Financial Statements on page 26 of this report. There were no cash dividends declared on common stock in 1996 or 1995.

     The number of shareholders of the Company's common stock based on the number of record holders on December 31, 1996 was:

     Class A Common Stock              559
     Class B Common Stock              696


     Transfer Agent & Registrar
     The First National Bank of Boston
     Boston, Massachusetts



     Item 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1996 should be read in conjunction with the Consolidated Financial Statements.

                             _______
                                1996
                                          ___
                                                    __
                                                                  _______
                                                                     1992
                                                            __


                                       ______
                                       1995
                                _
                                                 ______
                                                 1994     _____
                                                          1993       _



                                (Thousands of dollars except per share
                                               amounts)
     Sales and operating     $1,635,2 $1,451,   $1,318,  $1,451,   $1,576,
     revenues..............  76       349       558      183       315
     (Loss) before
     extraordinary item and
       cumulative effect of
     changes in
       accounting            (2,767   (67,367
                                   )            (35,406  (4,300    (13,278
                                                               )
     principles............                 )        )                  )
     Extraordinary item....            (3,257)
     Cumulative effect of
     changes in
     accounting principles                                          7,772
     Net (loss)............  (2,767)  (70,624   (35,406  (4,300)   (5,506)
                                            )        )
     Total assets..........  565,233  583,214   704,076  656,178   675,337
     Long-term debt........  127,196  128,506   96,632   65,579    61,220





     Per Share Data:


     (Loss) before
     extraordinary
       item and cumulative
     effect of
     changes in accounting         )
                               (.28              (3.63
                                             )
                                        (6.95              (.44
                                                      )        )    (1.35)
     principles............
     Net (loss)............        )
                               (.28              (3.63
                                             )
                                        (7.28              (.44
                                                      )              (.56
                                                               )         )

     Cash Dividends
     Declared:
     Class A Common........                                           .20
     Class B Common........                                           .20


     The extraordinary loss in 1995, which was recorded in the first quarter, resulted from the early retirement of the remaining principal balance of the Company's 10.42% Senior Notes with the proceeds from the sale of $125 million of Unsecured Senior Notes due February 1, 2005.

     The net loss in 1995 was unfavorably impacted by a pre-tax write-down of certain refinery assets of $80.5 million in the fourth quarter relating to the adoption of Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets
                       ``
     and for Long-Lived Assets to be Disposed Of .
                                                ''

     The net loss in 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million in the third quarter relating to the abandonment of plans to construct a hydrodesulphurization unit at the Pasadena refinery.

     To conform to the 1996 presentation, Sales and operating revenues for the years 1992 through 1995 have been adjusted to exclude all federal and state excise taxes as discussed in Note A of Notes to Consolidated Financial Statements on page 23 of this report.


     Item 7.                  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     The Company's Sales and operating revenues increased 12.7% in 1996 compared to a 10.1% increase in 1995.
     The 1996 increase in Sales and operating revenues was primarily due to a 16.7% increase in the average unit selling price of petroleum products and a $3.4 million or 3.5% increase in merchandise sales. These increases were partially offset by a 3.8% decrease in petroleum product sales volumes principally attributable to the processing contract with Statoil wherein the Company processed 20,000 barrels per day for Statoil during the last five months of 1996. The 1995 increase in Sales and operating revenues was due to a 5.8% increase in the average unit selling price of petroleum products and a 4.5% increase in petroleum product sales volumes.
      Additionally, there was a $4.4 million or 5% increase in merchandise sales.

     As previously mentioned, merchandise sales increased $3.4 million or 3.5% to $102 million for the year ended December 31, 1996 compared to the same period in 1995, while merchandise gross profit increased $2.6 million or 9.8% for the year ended December 31, 1996 compared to the same period in 1995. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) was 26.9% and 28.5% for the years ended December 31, 1995 and 1996, respectively. These aggregate increases occurred despite a slight reduction in the number of operating units during the period, and are attributable to the Company's merchandise pricing program which has selectively increased margins on targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. As a result of the strategy, aggregate merchandise gross profit, on a same store basis, increased 13.7% in 1996 as compared to 1995. Same store average monthly gasoline volumes and merchandise sales increased approximately 5% and 6%, respectively, in 1996 as compared to 1995.

     Gasoline sales accounted for 54.3% of total 1996 revenues, while distillates and merchandise sales represented 31.2% and 6.2%, respectively. This compares to a dollar mix from sales of 57.8% gasoline, 24.2% distillates and 6.8% merchandise in 1995; and 55.2% gasoline, 28.6% distillates and 7.2% merchandise in 1994.

     The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated Sales and operating revenues during the last three years:


     Sales of Principal Products
     millions of dollars  1996     1995      1994

     Gasoline           $888.1    $839.4    $728.6
     No. 2 Fuel & Diesel 436.4     335.7     296.6

     Costs and operating expenses increased 11.8% in 1996 compared to a 9.8% increase in 1995. The 1996 increase was attributable to an increase in the average production cost per barrel of crude oil and feedstocks of 20.5%. This increase was partially offset by slight decreases in petroleum products sales volumes as mentioned above. Additional decreases offsetting the increase in average production per barrel mentioned above result from the Company's use of the last-in, first-out (LIFO) method to value inventory which results in a better matching of current revenues and costs. The impact of LIFO was to increase the

     Company's Costs and operating expenses by approximately $.9 million and $6.7 million in 1996 and 1995, respectively. The 1995 increase was attributable to an increase in the average production cost per barrel of crude oil and feedstocks of $1.62 or 9.54% and to a 4.5% increase in petroleum products sales volumes.

     The impact of the Company's use of the LIFO method was to decrease the Company's gross margins in 1996, 1995 and 1994 by $.02 per barrel ($.9 million), $.12 per barrel ($6.7 million) and $.35 per barrel ($19 million), respectively. The 1996 LIFO impact is net of gross margin increases of $5.9 million resulting from a change in base year values for a portion of the Company's LIFO inventories and reductions in LIFO inventories of $15.2 million, which were carried at lower costs prevailing in prior years. The 1995 LIFO impact is net of a $4.9 million gross margin increase resulting from a reduction in LIFO inventories.

     In early 1996, the Company adjusted its gasoline and distillate production to take advantage of better distillate margins compared to gasoline margins. Correspondingly, yields of distillates were increased to 51,700 barrels per day (bpd) (33.9%) in 1996 from 46,200 bpd (29.8%) in 1995, while gasoline production was decreased from 90,700 bpd (58.6%) in 1995 to 85,500 bpd (56%) in 1996. Due to deteriorating refinery gross margins which occurred during the third quarter of 1994, the Company reduced fourth quarter 1994 operating runs at its Pasadena refinery. Additionally, in 1994, overall refinery production was reduced by the fourth quarter's maintenance turnaround of the Pasadena refinery's Fluid Catalytic Cracking Unit (FCCU) and related units. The FCCU is the primary gasoline facility. As a result, yields of gasoline increased from 79,800 bpd (54%) in 1994 to 90,700 bpd (58.6%) in
     1995. Distillate yields decreased slightly from 48,200 bpd (32.6%) in 1994 to 46,200 bpd (29.8%) in 1995.
     Total refinery production was: 152,600 bpd in 1996, 154,800 bpd in 1995 and 147,700 bpd in 1994.

     Selling and administrative expenses increased 16.1% in 1996 after decreasing 2.3% in 1995. The 1996 increase was primarily due to increases in store level operating expenses principally related to additional retail outlets acquired in the third quarter of 1995 which operated for a full year in 1996 and to a same price cash or credit gasoline marketing strategy that
     increased credit card processing fees.   Also included
     in 1996 were increased labor costs resulting from the installation of branded fast food operations in certain retail outlets. Additionally the Company recorded approximately $1 million in corporate administrative expenses associated with a management reorganization, $.8 million associated with certain long-range strategic initiatives and $1 million in employee incentive payments due to improved Company performance.
      The 1995 decrease was primarily due to decreased corporate level administrative costs as a result of certain cost cutting programs initiated by the Company.
      At December 31, 1996, the Company operated 264 retail gasoline facilities and 79 convenience stores compared to 267 retail gasoline facilities and 81 convenience stores at December 31, 1995 and 258 retail gasoline facilities and 99 convenience stores at December 31, 1994. Selling and administrative expenses in 1994 include $.5 million in reorganization costs.

     Operating costs and expenses in 1996, 1995 and 1994 include $1.9 million, $3.2 million and $1.9 million, respectively, related to environmental matters and $.5 million, $.1 million and $1.6 million, respectively, of accrued non-environmental casualty related costs. Operating costs and expenses in 1996 have been reduced by $4.8 million relating to adjustments in certain liability reserves. Additionally, 1995 and 1994 expenses also include $3.7 million and $3 million, respectively, related to retail units that have been closed.

     Depreciation and amortization decreased 13.3% in 1996 after decreasing 14.1% in 1995. The 1996 decreases were primarily the result of the implementation of Statement of Financial Accounting Standards No. 121
     ``
      Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of''
                                                  (SFAS
     121), effective October 1, 1995, which decreased 1996 depreciation and amortization by approximately $3.9 million. The 1995 decreases were primarily the result of decreases in refinery turnaround amortization due to a $10.4 million decrease in the total underlying value of the Pasadena Refinery FCCU turnaround being amortized in 1995 compared to the total underlying value of the FCCU turnaround that was being amortized in 1994.

     The loss from Write-down of property, plant and equipment of $80.5 million in 1995 is due to the initial adoption of SFAS 121 effective October 1, 1995.
      While all of the Company's long-lived assets are subject to the provisions of SFAS 121, circumstances indicated the carrying amount of assets used in the operation of the Tyler refinery would not be recoverable. As such, a write-down to estimated fair value was recorded. The estimated fair value of these assets was determined by an independent appraisal. There were no indications of possible impairment relating to the remainder of the Company's long-lived assets. The loss of $16.8 million from Write-downs of property, plant and equipment in 1994 resulted from the abandonment of a project to construct a hydrodesulphurization unit at the Pasadena refinery.

     Interest and other income in 1996 decreased $3.4 million after increasing $3.8 million in 1995. The 1996 decrease is due primarily to the consolidation in the fourth quarter of 1995 of the Company's wholly-owned insurance subsidiaries which reported $2.3 million in equity earnings (and recorded as ''
                                                  other
     income''
            ) in 1995. The 1996 income of the Company's wholly-owned insurance subsidiaries of approximately $.8 million is reported as part of the Company's consolidated gross margin. Additionally, interest income decreased $1.2 million due to a decrease in the average daily cash invested of $25.7 million. The 1995 increase was primarily the result of increases in other income of $2.3 million from the Company's wholly-owned insurance subsidiaries. Further, interest income increased $1.4 million due to an increase in the average daily cash invested of $9.5 million and to an increase in the average daily rate on cash invested of 196 basis points.

     Interest expense in 1996 was comparable to 1995. Interest expense increased $6.9 million in 1995 compared to 1994 due primarily to an increase in the average daily cash borrowed of $59.4 million . At December 31, 1995, there were additional outstanding borrowings of $31.9 million compared to December 31, 1994. The additional outstanding borrowings were due to the sale of $125 million of Unsecured 10.875% Senior Notes in January 1995 net of the repayment of the outstanding balance of the unsecured 10.42% Senior Notes and Unsecured Credit Agreement outstanding on December 31, 1994.

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


     Liquidity and Capital Resources

     The Company's cash and cash equivalents were $6 million lower at year-end 1996 than at year-end 1995. The decrease was attributable to $32.5 million of net cash outflows from investment activities and $1.2 million of net cash outflows from financing activities. These outflows were principally offset by cash provided by operating activities of $27.7 million.

     Net cash outflows from investment activities in 1996 consisted principally of capital expenditures of $24.1 million (which includes $11 million related to the marketing area and $10.3 million for refinery operations) and $6.1 million in capitalized costs of software and related business processes developed for the Company's own use. Additionally, cash outflows from investing activities include $4.8 million of refinery deferred turnaround costs. The total outflows from investment activities were partially offset by proceeds from the sale of property, plant and equipment of $2.5 million.

     Net cash outflows from financing activities in 1996 relates primarily to net repayments of long-term debt of $1.5 million.

     Net cash inflows from operating activities in 1996 is net of $1.9 million in net outflows relating to other assets and liabilities. These outflows were primarily the result of decreases in accrued income and excise tax liabilities and in other accounts payable and to increases in prepaid insurance premiums and in accounts receivable. Partially offsetting these cash outflows were decreases in crude oil and finished products inventories due primarily to a reduction in crude oil requirements at the Pasadena refinery, and decreases in recoverable and deferred income taxes. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms.
      Rack sales at the Company's product terminals are sold by truckload (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period

     The ratio of current assets to current liabilities was 1.29:1 and 1:22 to 1, respectively, at December 31, 1996 and 1995. If FIFO values had been used for all inventories, the ratio of current assets to current liabilities would have been 1.60:1 at December 31, 1996 and 1.49:1 at December 31, 1995.

     Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a significant capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $15.7 million as of December 31, 1996 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $15.7 million includes accruals for issues extending past 1997.

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

     During the years 1997-1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $3.8 million and $2 million, respectively. Of these expenditures, it is anticipated that $2.8 million for Pasadena and $1.5 million for Tyler will be of a capital nature, while $1 million and $.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $2.8 million through 1998.

     As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Revolving Credit Agreement effective September 25, 1995, as amended (Credit Agreement), the Company had outstanding as of March 14, 1997, irrevocable standby letters of credit in the principal amount of $38.2 million for purposes in the ordinary course of business. At December 31, 1996, the Company was in compliance with all covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings.
      The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement or a successor agreement over the next twelve months.

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

     The Purchase Money Lien (Money Lien) discussed in Note C of Notes to Consolidated Financial Statements on page 27 of this report, is secured by certain service station and terminal equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is payable in 60 equal monthly installments which commenced in February 1994 with a balloon payment of 10% of the principal payable in January 1999.

     The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives.
      Total capital expenditures and deferred turnaround costs in 1997 are projected to approximate $43 million.
      The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the Unsecured Credit Agreement or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Unsecured Credit Agreement expires on September 30, 1997 and the Company intends to renew or replace the existing facility. Any major acquisition would likely require a combination of additional debt and equity.

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

     The Company has disclosed in Note I of Notes to Consolidated Financial Statements on page 33 of this report, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 9 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit.


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


     In recent years, crude oil and refined petroleum product prices have been volatile which has impacted working capital requirements. If the prices increase in the future, the Company would expect a related increase in working capital needs.


     Additional Factors That May Affect Future Results

     The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have an adverse effect on profitability during any particular period, many of which are beyond the Company's control. Among these are the demand for crude oil and refined products, which is largely driven by the condition of local and worldwide economies, although seasonality and weather patterns also play a significant part. Governmental regulations and policies, particularly in the areas of energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic markets that the Company serves and by Company-specific factors, such as the success of particular marketing programs and refinery operations.

     In addition, the Company's profitability depends largely on the difference between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may significantly fluctuate from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a corresponding increase or decrease in prices for refined products, often there is a lag time in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

     The Company is dependent on refining and selling quantities of refined products at margins sufficient to cover operating costs, including any future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce desired results. Such capital expenditures may require significant financial resources that may be contingent on the Company's continued access to capital markets and commercial bank financing on favorable terms.

     Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. Futures, forwards and exchange traded options are used to minimize the exposure of the Company's refining margins to crude oil and refined product fluctuations. The Company also uses the futures market to help manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related product profit margins. Although the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting discussed below. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

     The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries and a representative amount of total gasoline sold at the Company's retail units:

     Earnings Sensitivity           Change         Annual
     Impact

     Refining margin                 $0.10/bbl      $ 5.6
     million
     Retail margin                     $0.01/gal      $ 5.4
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

     The Company's crude oil, refined products and convenience store merchandise and gasoline inventories are valued at the lower of cost (based on the last-in, first-out or LIFO method of accounting) or market, with the exception of crude oil inventory held for resale which is valued at the lower of cost (based on the first-in first-out or FIFO method of accounting) or market. Under the LIFO method, the effects of price increases and decreases in crude oil and other feedstocks are charged directly to the cost of refined products sold in the period that such price changes occur. In periods of rising prices, the LIFO method may cause reported operating income to be lower than would otherwise result from the use of the FIFO method.
      Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than would otherwise result from the use of the FIFO method. In addition, the Company's use of the LIFO method understates the value of inventories on the Company's consolidated balance sheet as compared to the value of inventories under the FIFO method.

     (This space intentionally left blank)


     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (Thousands of dollars)



                                               December 31
                                             _____
                                                        _____


                                           ________
                                           1996       ________
                                                      1995


     Assets
     Current Assets
      Cash and cash equivalents ........     $           42,045
                                                        $
                                             36,031
      Accounts receivable, less allowance
     for
       doubtful accounts (1996--$1,079;                 105,799
     1995--$1,531)......................     113,44
                                           7
      Recoverable income taxes .........      4,820      4,137
      Inventories ......................     66,004     96,025
      Other current assets .............     ______
                                             13,207     _
                                                         _____
                                                         2,595


       Total Current Assets ............                250,601
                                             233,50
                                           9



     Investments and Deferred Charges...     33,807     30,633



     Property, Plant and Equipment
      Land .............................     44,438     45,856
      Petroleum refineries .............                364,806
                                             374,49
                                           0
      Marketing facilities .............                189,272
                                             195,36


                                           6
      Pipelines and other equipment ....     ______
                                             25,944     ______
                                                        24,404

                                                        624,338
                                             640,23
                                           8

       Less allowance for depreciation .                _______
                                                        322,358


                                             ______
                                             342,32
                                           ___


                                           _
                                           1

          Net Property, Plant and                       301,980
     Equipment..........................     297,91
                                           7

                                             _____
                                                        ______

                                                  _


                                             _
                                             $          _
                                                        $

                                             _
                                                        _


                                             ______
                                             565,23
                                           ___
                                                      ___

                                                        _______
                                                        583,214

                                           ________
                                                      _________


                                           _
                                           3

                                           _












     See notes to consolidated financial statements



                          CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (Thousands of dollars)




                                                December 31


     Liabilities and Stockholders' Equity  __________
                                                 1996  __________
                                                             1995

                                              ____
                                                          ____

     Current Liabilities
      Accounts payable:
        Crude oil and refined products ..    $           $112,036
                                             112,532
        Other ...........................    17,130      24,287
      Accrued liabilities ...............    49,594      66,788
      Current portion of long-term debt       _____
                                              1,379
                                             __

                                        .                 _____
                                                          1,559
                                                         __


      Total Current Liabilities .........    180,635     204,670

     Long-Term Debt......................    127,196     128,506

     Deferred Income Taxes...............    30,535      27,995

     Other Deferred Liabilities..........    39,492      32,548


     Common Stockholders' Equity
      Class A Common Stock--par value $5
     per share:
      Authorized--7,500,000 shares;
      issued and outstanding shares--
      4,817,394 in 1996 and 4,817,392 in     24,087      24,087
         ................................
     1995

      Class B Common Stock--par value $5
     per share:
      Authorized--7,500,000 shares;
      issued and outstanding shares--
      5,165,786 in 1996 and 5,135,558 in     25,829      25,678
         ................................
     1995
      Additional paid-in capital ........    91,817      92,249
      Unearned restricted stock .........    (2,951)     (3,733)
      Retained Earnings .................    ______
                                             48,593
                                             _
                                                         _

                                                         ______
                                                         51,214

      Total Common Stockholders' Equity .    187,375     189,495

                                             ______
                                                         ______

                                                   _
                                                               _


                                             _
                                             $           _
                                                         $_______
                                                          583,214

                                             _
                                                         ________


                                           ___

                                             _______
                                             565,233

                                           _________








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

                                                  Year Ended December 31
                                               ______
                                                          ______
                                                                     ______


                                              ________
                                              1996       ________
                                                         1995       ________
                                                                    1994

                                                                        _

     Revenues
     Revenues
     Revenues
      Sales and operating revenues .........  $           $          $
                                              1,635,27    1,451,34   1,318,55
                                              6          9          8

     Operating Costs and Expenses
     Operating Costs and Expenses
     Operating Costs and Expenses
      Costs and operating expenses .........
                                              1,498,64    1,340,59   1,221,49
                                              7          6          4
      Selling and administrative expenses       96,098
                                          ..               82,792     84,754
      Depreciation and amortization ........    31,756     36,640     42,644
      Sales, abandonments and write-down of
     property, plant
          and equipment:
              Write-down of property, plant                80,524     16,841
      and equipment ........................
              Sales and abandonments of       _____
                                                          ___

                                                   ___
                                                   217               ___


                                                                 )
                                                             ____
                                                             (311           )
                                                                        ____
                                                                        (840
      property, plant and equipment ........


                                              ________
                                              1,626,71
                                              _
                                                          ________
                                                          1,540,24
                                                         __
                                                                    __

                                                                     ________
                                                                     1,364,89

                                              _
                                              8          _
                                                         1          _
                                                                    3

     Operating Income (Loss)
     Operating Income (Loss)
     Operating Income (Loss)................     8,558    (88,892    (46,335
                                                                 )          )
      Interest and other income ............     2,001      5,351      1,502
      Interest expense .....................  _
                                               _______
                                               (13,982)   _______
                                                          (14,948)

                                                                    __

                                                                     ______
                                                                     (8,003)


     (Loss) Before Income Taxes and
     (Loss) Before Income Taxes and
     (Loss) Before Income Taxes and             (3,423)   (98,489    (52,836
                                                                 )          )
     Extraordinary Item
     Extraordinary Item
     Extraordinary Item.....................

     Income Tax (Benefit)
     Income Tax (Benefit)
     Income Tax (Benefit) ..................  ____
                                                  ____
                                                  (656    _______
                                                          (31,122
                                                      )          )

                                                                     _______
                                                                     (17,430
                                                                    __
                                                                            )


     (Loss) Before Extraordinary Item
     (Loss) Before Extraordinary Item
     (Loss) Before Extraordinary Item.......    (2,767)   (67,367    (35,406
                                                                 )          )

     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
     Extinguishment
     Extinguishment
     Extinguishment


      of Debt (net of income tax benefit of
      of Debt (net of income tax benefit of
      of Debt (net of income tax benefit of   _______

                                              _______

                                              _______
                                                          _______
                                                          ( 3,257
                                                     _

                                                     _

                                                     _
                                                                 )   ______

                                                                     ______

                                                                     ______
                                                                           _

                                                                           _

                                                                           _

     $2,039)
     $2,039)
     $2,039)................................

     Net (Loss)
     Net (Loss)
     Net (Loss).............................    ______
                                                (2,767
                                               _

                                              _
                                              $            _______
                                                           (70,624
                                                          _
                                                          $
                                                      )              _
                                                                     $_______
                                                                      (35,406

                                              _______
                                                          ________
                                                                     ________

                                                         __
                                                                    __

                                                          )
                                                          _

                                                         _
                                                                     )
                                                                     _

                                                                    _


     Net (Loss) Per Share:
     Net (Loss) Per Share:
     Net (Loss) Per Share:
     (Loss) Before Extraordinary Item
     (Loss) Before Extraordinary Item
     (Loss) Before Extraordinary Item.......  $           $
                                                      )
                                                  (.28               $
                                                                 )
                                                            (6.95           )
                                                                       (3.63

     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
     Extraordinary (Loss) from Early
      Extinguishment of Debt
      Extinguishment of Debt
      Extinguishment of Debt ...............  _______
                                                          ___

                                                     _
                                                                     ______

                                                                 )
                                                             ____
                                                             (.33          _



     Net (Loss) Per Share
     Net (Loss) Per Share
     Net (Loss) Per Share...................   ___

                                              _
                                              $            _

                                                          _
                                                          $
                                                      )
                                                  ____
                                                  (.28      _____
                                                            (7.28    _
                                                                     $
                                                                 )          )
                                                                       _____
                                                                       (3.63
                                                                      _


                                              _______
                                                          ______
                                                                     ______












     See notes to consolidated financial statements



       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)



                                Class A          Class B      Additio  Unearne
                                                                nal       d
                             Common Stock      Common Stock   Paid-In  Restric  Reta
                                                                         ted       d
                              __
                                               ___
                                                      ______
                                                      Amount     __
                                                                          __


                            ______
                            Shares   ______
                                     Amount   ______
                                              Shares          _______
                                                              Capital   ______
                                                                        Stock   ____
                                                                                Earn

                               _
                                                _
                                                                                   _
                                                                                   s

     Balance at January 1,
     Balance at January 1,
     Balance at January 1,  4,817,3  $       5,015,2  $       $91,870
     1994
     1994
     1994                                                                       $
                            92       24,087  06       25,076                    157,



     Net (loss) for 1994                                                        (35,


     Adjustment to minimum
      pension liability,
     net of
      deferred income tax
      benefit of $133
     Purchases of Common                                                          24
                                             (135,00       )
                                                       (675         )
                                                              (2,059
     Stock                                   0    )
     Stock registered to
      participants of
     stock
      incentive plans                        105,500    528    1,282    (1,810
                                                                       $
                                                                            )
     Market value
     adjustments to
      Unearned Restricted   ______
                                     _____
                                             ______

                                          _
                                                          _

                                                      ____

                                                   _
                                                                    )
                                                                ____
                                                                (544
                                                              ___
                                                                          ___
                                                                          544
                                                                       ____
                                                                                ____

     Stock
     Balance at December
     Balance at December
     Balance at December    4,817,3  24,087  4,985,7  24,929  90,549         )
                                                                       (1,266   122,
     31, 1994
     31, 1994
     31, 1994               92               06

     Net (loss) for 1995                                                        (70,


     Adjustment to minimum
      pension liability,
     net of
      deferred income
     taxes
      of $133
     Stock registered to                                                         (32
      participants of
     stock
      incentive plans                        149,800    749    1,273   (2,022)
     Market value
     adjustments to
      Unearned Restricted                                        445         )
                                                                         (445
     Stock
     Other                  ______
                                     _____
                                                 __
                                                 52
                                             _____

                                          _
                                                          _

                                                      ____
                                                              ____

                                                                 ___
                                                                 (18)        _

                                                                       ______
                                                                                ____


     Balance at December
     Balance at December
     Balance at December    4,817,3  24,087  5,135,5  25,678  92,249   (3,733)  51,2
     31, 1995
     31, 1995
     31, 1995               92               58

     Net (loss) for 1996                                                        (2,7


     Adjustment to minimum
      pension liability,
     net of
      deferred income tax
      benefit of $133                                                             14
     Stock registered to
      participants of
     stock
      incentive plans                        45,450     227      466     (693)
     Cancellation of non-
     vested stock
      registered to


     participants of
      stock incentive                        (51,050   (255)        )
                                                                (591      846
     plans                                        )
     Stock option                            35,828     179      337
     exercises
     Market value
     adjustments to
      Unearned Restricted                                           )
                                                                (629      629
     Stock
     Other                  ______
                                     _____

                                  _
                                  2          ______

                                          _
                                                          _

                                                      ____

                                                   _
                                                                    )
                                                                 ___
                                                                 (15
                                                              ____
                                                                             _

                                                                       ______
                                                                                ____


     Balance at December
     Balance at December
     Balance at December    _______
                            4,817,3  _
                                     $       _______
                                             5,165,7  _
                                                      $        ______
                                                               91,817
                                                              _
                                                              $         ______
                                                                        (2,951
                                                                       _
                                                                       $
     31, 1996
     31, 1996
     31, 1996                                                                    ___
                                                                                 48,
                                                                                _
                                                                                $
      of $133               _______
                                     _
                                             _______
                                                      _
                                                              _______
                                                                       _______


                            __
                            94       ______
                                     24,087  __
                                             86       ______
                                                      25,829                )

                            __
                                     ______
                                             __
                                                      ______






      See notes to consolidated financial statements


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)

                                            Year Ended December 31
                                          _______
                                             1996   _______
                                                       1995  _______
                                                                1994

                                             __
                                                      __
                                                                _

     Cash Flows From Operating
     Cash Flows From Operating
     Cash Flows From Operating
     Activities
     Activities
     Activities
     Net (loss).........................   (2,767
                                          $         $        $
                                           )        (70,624  (35,406
                                                    )        )
     Reconciling items from net (loss)
     to net
      cash provided by operating
     activities:
      Depreciation and amortization ....   31,756   36,640   42,644
      Loss (Gain) on sales of property,
     plant
       and equipment ...................     217      (311)    (840)
      Write-down from implementation of             80,524
      SFAS No. 121 .....................
      Write-down of Pasadena Refinery                        16,841
     HDS equipment......................
      Equity (earnings) loss in                           )
                                                    (2,369      880


     unconsolidated subsidiaries........
      Deferred income taxes ............   (1,406   (25,986        )
                                                             (2,303
                                           )        )
      Other deferred items .............   1,837     1,880      412
      Extraordinary loss ...............             3,257
     Changes in assets and liabilities
      Accounts receivable ..............   (7,648   23,185   (37,571
                                           )                 )
      Inventories ......................   30,021         )
                                                    (1,092         )
                                                             (8,122
      Other current assets .............                  )
                                                    (1,331         )
                                                               (502
                                           (10,61
                                           )
                                          2
      Crude oil and refined products         496    (38,841  46,711
     payable............................            )
      Other accounts payable ...........   (7,157         )
                                                    (5,701    9,488
                                           )
      Accrued liabilities and other                 15,288    1,355
     deferred liabilities...............   (10,25
                                           )
                                          0
      Income taxes payable ............                            )
                                                             (3,264
      Recoverable and deferred income      3,263          )
                                                    (6,245   (21,721
     taxes..............................                     )
      Deferred financing costs .........        _

                                           _____
                                                          )
                                                    ______
                                                    (4,102   ______


       Net Cash Provided by Operating
       Net Cash Provided by Operating
       Net Cash Provided by Operating      ______
                                           27,750    _____
                                                     4,172
                                                    _
                                                              _____
                                                              8,602
                                                             _

     Activities
     Activities
     Activities.........................


     Cash Flows From Investment
     Cash Flows From Investment
     Cash Flows From Investment
     Activities
     Activities
     Activities
      Capital expenditures .............            (41,010  (34,359
                                           (24,10   )        )
                                           )
                                          1
      Proceeds from sales of property,     2,494     6,359    4,868
     plant and equipment................
      Investment in subsidiaries .......             6,778         )
                                                               (101
        Capitalization of software costs   (6,077   (6,908)
     and                                   )
       related business processes ......
      Deferred turnaround maintenance      ______
                                           (4,846         )
                                                    ______
                                                    (2,637   _______
                                                             (13,390
     and other..........................
                                           )                 )
                                                             _

       Net Cash (Used in) Investment
       Net Cash (Used in) Investment
       Net Cash (Used in) Investment                _______
                                                    (37,418  ____
                                                             (42,___
                                                                 982
     Activities
     Activities
     Activities.........................
                                           ______
                                           (32,53
                                          __
                                                    )        )
                                                             _


                                           )
                                          _
                                          0


     Cash Flows From Financing
     Cash Flows From Financing
     Cash Flows From Financing
     Activities
     Activities
     Activities
      Proceeds from debt and credit                 142,711  64,220
     agreement borrowings...............   108,00
                                          0
      Repayments of debt and credit                          (24,199
     agreement borrowings...............   (109,5   (122,75  )
                                          22   )         )
                                                   5
      Net (issuances) repayments of         (228)      467         )
                                                                (60
     long-term notes receivable.........


      Issuances (purchases) of common      ___

                                             ___
                                             516    ______

     stock..............................
                                                                   )
                                                             ______
                                                             (2,734
                                                             _


       Net Cash (Used in) Provided by
       Net Cash (Used in) Provided by
       Net Cash (Used in) Provided by      ______
                                           (1,234   ______
                                                    20,423
      Financing Activities
      Financing Activities
      Financing Activities .............
                                           )                 ______
                                                             37,227
                                                             _



     Net (Decrease) Increase  in Cash
     Net (Decrease) Increase  in Cash
     Net (Decrease) Increase  in Cash      (6,014   (12,823   2,847
     and Cash Equivalents
     and Cash Equivalents
     and Cash Equivalents...............   )        )
     Cash and Cash Equivalents at
     Cash and Cash Equivalents at
     Cash and Cash Equivalents at          ______
                                           42,045   ______
                                                    54,868
     Beginning of Year
     Beginning of Year
     Beginning of Year..................
                                                             ______
                                                             52,021
                                                             _



     Cash and Cash Equivalents at End of
     Cash and Cash Equivalents at End of
     Cash and Cash Equivalents at End of   _
                                           $         ______
                                                     42,045
                                                    _
                                                    $         ______
                                                              54,868
                                                             _
                                                             $
     Year
     Year
     Year
                                           _
                                                    _______
                                                             _______


                                           ______
                                           36,031
                                          __


                                          _______



     Supplemental Disclosures of Cash
     Supplemental Disclosures of Cash
     Supplemental Disclosures of Cash
     Flow Information
     Flow Information
     Flow Information
      Cash paid during the year for:
       Interest (net of amount             $         19,670
                                                    $        $6,608
     capitalized).......................   13,007
       Income taxes ....................     904     9,490    6,124

    See notes to consolidated financial statements


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Crown Central Petroleum Corporation and Subsidiaries




     Note A--Description of Business and Summary of
     Accounting Policies


     Description of Business: Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 15 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States and through a network of 343 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

     Crude oil and refined products are the Company's principal raw materials and finished goods, respectively. The price of crude oil and refined products are subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results.

     Employment at the Company's Pasadena and Tyler refineries represent approximately 12% and 8%, respectively, of the Company's total employment at December 31, 1996. Additionally, approximately 68% of the Pasadena refinery employees and approximately 69% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Oil Chemical & Atomic Workers Union (OCAW) covering employees at the Pasadena refinery expired on February 1, 1996. The Pasadena refinery employees subject to the OCAW agreement were locked out by the Company on February 5, 1996. Negotiations for a new agreement are ongoing.

     Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which operates the Tyler refinery, a pipeline gathering system in Texas and product terminals located along the Texas Eastern Products Pipeline system.

     F Z Corporation, a wholly-owned subsidiary of the Company, is the parent company of Fast Fare, Inc. which operates two convenience store chains in six states, retailing both merchandise and gasoline.

     The following summarizes the significant accounting policies and practices followed by the Company:

     Principles of Consolidation: The consolidated financial statements include the accounts of Crown
     Central Petroleum Corporation and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     Software Capitalization: Costs of developing and implementing software and related business processes designed for the Company's own use are capitalized as incurred. Amortization is provided using the straight-line method over the estimated remaining useful lives of the related software.

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

     Derivative Financial Instruments: Futures, forwards and exchange traded options are used to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These instruments generally allow for settlement at the end of their term in either cash or product.

     Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold.
      Unrealized gains and losses represent the difference between the market price of refined products and the price of the derivative financial instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in other current assets and liabilities to the extent that the associated refined products have not been sold. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related refined product profit margins.

     Credit Risk - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at December 31, 1996. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

     Stock Based Compensation - Effective January 1, 1996, the Company has adopted Statement of Financial Accounting Standards No. 123 ``
                                   Accounting for Stock-
     Based Compensation,''
                          (SFAS 123).  The new standard
     establishes a fair value based method of measuring stock-based compensation. The Company has adopted the disclosure provisions prescribed by SFAS 123 which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 while providing proforma disclosures of net income and earnings per share calculated using the fair value based method.

     Reclassifications - To conform to the 1996 presentation, Sales and operating revenues and Costs and operating expenses for 1995 and 1994 have been adjusted to exclude all federal and state excise taxes.
      As a result, Sales and operating revenues and Costs and operating expenses decreased $413,290,000 in 1995 and $380,610,000 in 1994, respectively. This adjustment had no effect on net (loss) for either period.

     Note B--Inventories


     Inventories consist of the following:



                                                December 31
                                             _______
                                               1996    _______
                                                         1995

                                               (thousands of
                                                  dollars)

     Crude oil............................     22,150
                                              $         $58,047
     Refined products.....................     _____

                                                        ______
                                                        77,342

                                              ______
                                              84,516
                                             __


      Total inventories at FIFO                         135,389
     (approximates current cost)..........    106,666
     LIFO allowance.......................    _______
                                              (52,988   _______
                                                        (52,301

                                              )         )
      Total crude oil and refined products    ______
                                              53,678    ______
                                                        83,088


     Merchandise inventory at FIFO            6,001     6,453
     (approximates current cost)..........
     LIFO allowance.......................    ______
                                              (1,861    ______
                                                        (1,674
                                                    )         )

      Total merchandise ..................    _____
                                              4,140
                                              _
                                                        _____
                                                        4,779
                                                        _



     Materials and supplies inventory at      _____
                                              8,186
                                              _
                                                        _

                                                        _____
                                                        8,158
         ................................
     FIFO                                .
      Total Inventory
      Total Inventory
      Total Inventory ....................    _
                                              $______
                                               66,004    ______
                                                         96,025
                                                        _
                                                        $

                                              _______
                                                        _______



     As a result of a change in base year values for a portion of LIFO inventories, the net loss for 1996 decreased by approximately $3.7 million ($.38 per share). Additionally, as a result of a reduction in LIFO inventories, which were carried at lower costs prevailing in prior years, the net loss for 1996 and 1995 decreased by approximately $9.4 million ($.96 per share) and $3 million ($.31 per share), respectively.


     Note C--Long-Term Debt and Credit Arrangements


     Long-term debt consists of the following:

                                                December 31
                                              _____
                                                         ____



                                             _______
                                             1996      _______
                                                       1995

                                                          _


                                               (thousands of
                                                  dollars)

     Unsecured 10.875% Senior Notes..         $         $
                                              124,748   124,71
                                                       6
     Purchase Money Lien.............         3,330      4,492
     Other obligations...............           ___
                                                497
                                              ___
                                                           ___
                                                           857
                                                        ___


                                              128,575
                                                        130,06
                                                       5

     Less current portion............         _____
                                              1,379
                                              _
                                                         _____
                                                         1,559
                                                        _


      Long-Term Debt
      Long-Term Debt
      Long-Term Debt ................         _
                                              $         _
                                                        $

                                              _
                                                        _


                                              _______
                                              127,196
                                             __
                                                       __

                                                        ______
                                                        128,50

                                             ________
                                                       _______


                                                       _
                                                       6

                                                       _




     The aggregate maturities of long-term debt through 2001 are as follows (in thousands):
     1997 - $1,379;  1998 - $1,455;  1999 - $866;  2000 -
     $72;  2001 - $47.


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

     As of December 31, 1996, the Company had outstanding irrevocable standby letters of credit in the principal amount of $59.6 million. Unused commitments under the terms of the Credit Agreement totaling $70.4 million were available for future borrowings and issuance of letters of credit at December 31, 1996. The Company pays an annual commitment fee on the unused portion of the credit line.

     The Purchase Money Lien is secured by certain service station equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Money Lien is 6.65%. Ninety percent of the principal is repayable in 60 monthly installments with a balloon payment of 10% of the principal payable in January
     1999.


     The following interest costs were charged to pre-tax income:
                                            Year Ended December 31
                                         _______
                                           1996     ______
                                                      1995   _______
                                                               1994

                                            (thousands of dollars)
     Total interest costs incurred....    $15,822    15,234
                                                    $          8,288
                                                              $
     Less: Capitalized interest.......    _____
                                          1,840       ___
                                                      286
                                                    __
                                                                ___
                                                                285
                                                              __


                      Interest Expense     ______
                                           13,982
                                          _
                                          $         _
                                                    $______
                                                     14,948   _
                                                              $_____
                                                               8,003

                                          _______
                                                    _______
                                                              ______




     -27

     Note D--Crude Oil and Refined Product Hedging
     Activities

     The net deferred loss from crude oil and refined product hedging strategies was $3.4 million and $1.6 million at December 31, 1996 and 1995, respectively. Included in these hedging strategies are contracts maturing from January 1997 to March 1997. The Company is using these contracts to defer the pricing of approximately 14% of its crude oil commitments and to fix the margin on approximately 2% of its refined products, for the aforementioned period.


     Note E--Income Taxes

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              ________
                                                  1996   ________
                                                             1995

                                                 __
                                                            __


                                                 (thousands of
                                                   dollars)
     Deferred tax liabilities:
      Depreciation and amortization .....       $          $
                                                (63,661    (57,660
                                                )          )
      Other .............................       _______
                                                (26,066    _______
                                                           (22,264

                                                )          )
        Total deferred tax liabilities ..       (89,727    (79,924
                                                )          )

     Deferred tax assets:
      Postretirement and pension                7,427       5,919
     obligations.........................
      Environmental, litigation and other       9,796       9,552
     accruals............................
      Construction and inventory cost not       11,765      8,156
     currently deductible.................
      Benefit of future tax NOL carry           14,869     10,659
     forwards............................
      Other .............................       ______
                                                15,335     _

                                                           ______
                                                           17,643

        Total deferred tax assets .......       ______
                                                59,192     ______
                                                           51,929
                                                           _



        Net deferred tax liabilities ....       _
                                                $          _
                                                           $

                                                _
                                                           _



                                             ___
                                                _______
                                                (30,535  ___

                                                           _______
                                                           (27,995

                                             _________
                                                         _________

                                             __

                                                )
                                               _

                                             __
                                                           )



     No valuation allowance is considered necessary for the above deferred tax assets. The company has tax credit carryforwards of $303,000 which expire in the years 2008 through 2010, along with net operating loss carryforwards of $44.4 million which expire in the years 2009 through 2011.

     Recoverable income taxes include an income tax receivable for the anticipated refund from the current use of net operating losses and the estimated benefit from net operating loss carryforwards that will be used in 1997.

     Significant components of the income tax (benefit) for the years ended December 31 follows.

     <CAPTION


                                      ________
                                          1996  ________
                                                    1995  ________
                                                              1994

                                         __
                                                   __
                                                             __


                                         (thousands of dollars)
     Current:
      Federal .....................    $    0              $
                                                  $
                                                           (14,541
                                                  (5,372
                                                           )
                                                  )
      State .......................    ___
                                          ___
                                          750              __

                                                    ___
                                                    236
                                                  __
                                                                 )
                                                             ____
                                                             (586

        Total Current .............       750     (5,136   (15,127
                                                  )        )

     Deferred:
      Federal .....................      (911)             (2,188)
                                                  (25,17
                                                8 )
      State .......................    __
                                             )
                                         ____
                                         (495      ____
                                                   (808)
                                                  _
                                                           __
                                                                 )
                                                             ____
                                                             (115

        Total Deferred ............    ______
                                       (1,406)             ______
                                                           (2,303)

                                                __
                                                  ______
                                                  (25,98

                                                _
                                                6 )


      Income Tax (Benefit) ........    _
                                       $ ____
                                         (656
                                        _
                                             )    _
                                                  $        _
                                                           $

                                       _____
                                                  _
                                                           _


                                                __
                                                  ______
                                                  (31,12   _______
                                                           (17,430
                                                          __


                                                ________
                                                          ________


                                                 _

                                                _
                                                2          )
                                                  )

                                                __



     Current state  tax provision  includes  franchise taxes  of  $750,000,
     $750,000  and  $1,000,000   for  the  years   1996,  1995  and   1994,
     respectively.



     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended
     December 31:


                                      ________
                                          1996  ________
                                                    1995    ____


                                         __
                                                          _______
                                                          1994
                                                  ___




                                         (thousands of dollars)
     Income tax (benefit) calculated
     at the
      statutory federal income tax               $
                                           $               $
         ............................
     rate                             (1,198     (34,472
                                            )              (18,492
                                                 )         )
     Amortization of goodwill and        145      2,726       330
     purchase adjustment.............
     State taxes (net of federal         166           )
                                                   (572      (700)
     benefit)........................
     Other........................... ___
                                         ___
                                         231     _
                                                           _

                                                  _____
                                                  1,196     _____
                                                            1,432

      Income Tax (Benefit) .......... _
                                      $_
                                            )    _
                                                 $
                                        ____
                                        (656               _
                                                           $

                                      _____
                                                 _
                                                           _


                                               __
                                                 _______
                                                 (31,122   _______
                                                           (17,430
                                                         __


                                               ________
                                                         ________


                                                 )         )




     Note F--Capital Stock and Net Income Per Common Share

     Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. Net (loss) per share for 1996, 1995 and 1994 is based upon the weighted average of common shares outstanding of 9,721,693, 9,697,611 and 9,742,598, respectively, in each year. The average outstanding and equivalent shares excludes 249,700, 255,300 and 105,500 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan
     (Plan) at December 31, 1996, 1995 and 1994,
     respectively. The PVRS shares are not considered outstanding for net income (loss) per share calculations until the shares are released to the Plan participants.


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

     Performance Vested Restricted Stock (PVRS) awards are subject to the attainment of performance goals and certain restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1996, 249,700 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals. PVRS awards to employees who have left the Company are canceled.

     Under the 1994 Long-term Incentive Plan, non-qualified stock options are granted to participants at a price not less than 100% of the fair market value of the stock on the date of grant. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period

     Under the terms of the 1995 Management Stock Option Plan, the Company may award to participants non-qualified stock options to purchase shares of the Company's Class B Common Stock at a price equal to 100% of the fair market value of the stock at the date of grant. Up to 500,000 shares of Class B Common Stock may be distributed under the Plan. The exercise period is ten years with the options vesting one-third per year over three years after a one-year waiting period.

     Shares of Class B Common Stock available for issuance under options or awards amounted to 399,536 and 377,940 at December 31, 1996 and 1995, respectively.


     Detail of  the Company's stock options are as follows:
                                      Common    Price Range    Weighted
                                        ___
                                                  _______
                                                      Per      Average
                                                              _________
                                                              Price Per
                                     ________
                                     Shares      _________
                                                 Share
                                                                _____
                                                                Share
                                         _

     _____________________________
     1994 Long-Term Incentive Plan

         Granted - 1994


                       .............. 109,800  $16.13   -       $16.84
                                               $16.88
         Canceled - 1994


                        ............. __
                                               $16.13   -
                                            )
                                        ____
                                        (950                    $16.84
                                               $16.88
         Outstanding - December 31,   108,850  $16.13   -       $16.84
         ............................
     1994                                      $16.88
         Granted - 1995


                       .............. _______
                                      396,150  $12.81   -       $13.37
                                               $13.75
         Outstanding - December 31,   _______
                                      505,000  $12.81   -       $14.11
     1995............................          $16.88

            Shares  Exercisable  at   ______
                                      36,283   $16.13   -       $16.84
     December 31, 1995...............          $16.88
                                      ______



         Granted - 1996.............. 106,500  $13.75   -       $17.01
                                               $19.50
         Exercised - 1996............ (29,072  $12.81   -       $14.60
                                      )        $16.88
         Canceled - 1996............. _______
                                      (97,872  $12.81   -       $14.26
                                               $17.69
                                      _

                                      )
                                     _

         Outstanding - December 31,   _______
                                      484,556  $12.81   -       $14.69
     1996............................          $19.50
                                      _______



            Shares  Exercisable  at   _______
                                      156,756  $12.81   -       $14.59
     December 31, 1996...............          $16.88
                                      _______




     ______________________________
     1995 Management  Stock  Option

     ____
     Plan

         Granted - 1995.............. _______
                                      461,760  $13.75   -       $13.77
                                               $16.06
         Outstanding - December 31,   461,760  $13.75   -       $13.77
         ............................
     1995                                      $16.06

         Exercised - 1996............ (6,756   $13.75
                                            )                   $13.75
         Canceled - 1996............. _______
                                      (24,524  $13.75           $13.75

                                      )
                                      _

                                     _

         Outstanding - December 31,   _______
                                      430,480  $13.75   -       $13.77
     1996                                      $16.06
                                      _______


            Shares  exercisable  at   _______
                                      143,493  $13.75   -       $13.77
     December 31, 1996...............          $16.06
                                      _______



     Total outstanding  -  December   _______
                                      915,036  $12.81   -       $14.26
     31, 1996........................          $19.50
                                      _______


     Total exercisable  -  December   _______
                                      300,249  $12.81   -       $14.20
     31, 1996........................          $16.88
                                      _______




     The weighted average remaining life for options outstanding at December 31, 1996 was nine years for the Long Term Incentive Plan and also nine years for the Management Stock Plan.

     All options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. The weighted average fair value at the date of grant for options granted under the Long Term Incentive Plan was $3.36and $3.88 for 1996 and 1995, respectively. The fair value at the date of grant for options granted under the Management Stock Option Plan was $4.00 for 1995. There were no grants under the Management Stock Option Plan in 1996. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:


     ________________________
     Long Term Incentive Plan              ____
                                           1996         ____
                                                        1995

     Expected life (years)                   3            3
     Risk Free Interest Rate               6.04%        6.04%
     Volatility                            26.0%        26.0%


     Dividend Yield                         0.0%         0.0%

     ____________________________
     Management Stock Option Plan


     Expected life (years)                   -            3
     Risk Free Interest Rate                 -          6.04%
     Volatility                              -          26.0%
     Dividend Yield                          -           0.0%


     The Company granted 45,450 and 149,800 of shares of Performance Vested Restricted Stock Awards during 1996 and 1995, respectively. The weighted average fair value at date of grant for Performance Vested Restricted Stock Awards granted in 1996 and 1995 was $17.05 and $12.81, respectively, which in each case represents the market value of the Company's Class B Common Stock at the date of grant. The amount of compensation expense recognized for Performance Vested Stock Awards was not significant for 1996. There was no compensation expense recognized in 1995 for these awards.

     Stock-based compensation costs would have increased the pretax loss by $1,320,000 ($805,000 after tax or $.08 per share) and $1,530,000 ($939,000 after tax or $.10
     per share) for the years ended 1996 and 1995, respectively, had the fair values of options and the Performance Vested Restricted Stock granted since 1995 been recognized as compensation expense on a straight line basis over the vesting period of the grant giving consideration to achievement of performance objectives
     where applicable.   The proforma effect on net income
     for 1996 and 1995 is not representative of the proforma effect on net income in future years as it does not consider the proforma compensation expense related to grants made prior to 1995.


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


     Net periodic pension costs consisted of the following components:



                                         Year Ended December 31
                                                   1995
                                          1996              1994


                                         (thousands of dollars)
     Service  cost  -  benefit  earned  $         $        4,666
                                                          $
                                                   4,015
     during the year..................  4,737
     Interest   cost    on   projected  8,175             6,566
                                                  7,322
     benefit obligations..............
     Actual  (return)  loss   on  plan                    1,455
     assets...........................  (13,75    (22,34
                                            )
                                        6        6    )
     Total amortization and deferral..  _____
                                        5,202             ______
                                                          (8,733
                                                  ______
                                                  15,086

                                                          )
       Net periodic pension costs ....   _____
                                         4,358
                                        _
                                        $                  _____
                                                           3,954
                                                          _
                                                          $
                                                   _____
                                                   4,077
                                                  _
                                                  $

                                        ______
                                                          ______

                                                  ______




     Assumptions used in the accounting for the defined benefit plans as of December 31 were:

                                         1996     1995     1994

     Weighted average discount rates..   7.50%             8.75%
                                                  7.25%
     Rates of increase in compensation   4.00%             4.00%
                                                  4.00%
     levels...........................
     Expected long-term rate of return   9.75%    9.75%    9.50%
     on assets........................


     The following table sets forth the funded status of the plans in which assets exceed accumulated benefits:

                                           December 31
                                        ________
                                            1996  ________
                                                      1995

                                           __
                                                     __


                                          (thousands of
                                             dollars)

     Actuarial   present    value   of
     benefit obligations:
      Vested benefit obligation ......   _
                                         $______
                                          91,948   _
                                                   $______
                                                    84,992

      Accumulated benefit obligation .   _
                                         $______
                                          94,928   _
                                                   $______
                                                    87,889


      Projected benefit obligation ...   $         $
                                         113,567   107,022

     Plan assets at fair value........   _______
                                         104,651   ______
                                                   93,494


     Projected benefit  obligation (in   (8,916)   (13,528
     excess of) plan assets...........             )
     Unrecognized net loss............   7,593     12,934
     Prior service  (benefit) not  yet
     recognized
      in net periodic pension cost ...         )
                                         (1,182
                                                         )
                                                   (1,162
     Unrecognized net (asset) at
      beginning  of   year,   net   of         )
                                         ______
                                         (1,693          )
                                                   ______
                                                   (1,960
     amortization.....................
     Net pension liability............    ______
                                          (4,198
                                         _
                                         $          ______
                                                    (3,716
                                                   _
                                                   $

                                         _______
                                                   _______


                                         )         )




     The following table sets forth the funded status of the plans in which accumulated benefits exceed assets:

                                           December 31
                                        ________
                                            1996  ________
                                                      1995

                                           __
                                                     __


                                          (thousands of
                                             dollars)
     Actuarial   present    value   of
     benefit obligations:
      Vested benefit obligation ......    _____
                                          5,258
                                         _
                                         $         _
                                                   $_____
                                                    5,891

      Accumulated benefit obligation .   _
                                         $_____
                                          5,400     _____
                                                    5,891
                                                   _
                                                   $

      Projected benefit obligation ...    5,871
                                         $          6,056
                                                   $

     Plan assets at fair value........   ____
                                             _
                                             0     ____
                                                       _
                                                       0


     Projected benefit  obligation (in   (5,871    (6,056
     excess of) plan assets...........   )         )
     Unrecognized net loss............   1,320     1,307
     Prior service cost  (benefit) not
     yet recognized
         net periodic pension cost
      in                           ...     404          )
                                                     (70
     Unrecognized net obligation at
      beginning  of   year,   net   of   1,146     1,376
     amortization.....................


     Minimum liability recognized.....   ______
                                         (2,399    ______
                                                   (2,448

                                         )         )
     Net pension liability............   _
                                         $         _
                                                   $

                                         _
                                                   _


                                         ______
                                         (5,400
                                        __
                                                   ______
                                                   (5,891
                                                  __


                                        _______
                                                  _______


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


     The following table sets forth the accrued cost of the Company's postretirement benefit plans recognized in the Company's Balance
     Sheet:

                                           December 31
                                        ________
                                            1996  ________
                                                      1995

                                           __
                                                     __


                                          (thousands of
                                             dollars)
     Accumulated        postretirement
     benefit obligation (APBO):
      Retirees  ........................  6,011
                                         $          6,671
                                                   $
      Fully   eligible   active   plan   1,727     1,884
     participants.......................
      Other active plan participants ... 4,564     3,384
      Unrecognized net (loss) .......... (3,730    (3,657
                                         )         )
      Unrecognized prior service cost .. _____
                                         1,157     _____
                                                   1,275

       Accrued postretirement  benefit    _____
                                          9,729
                                         _
                                         $          _____
                                                    9,557
                                                   _
                                                   $
         ...............................
     cost
                                         ______
                                                   ______





     The weighted average discount rate used in determining the APBO was 7.5% and 7.25% in 1996 and 1995, respectively.


     Net  periodic  postretirement  benefit  cost  include  the   following
     components:


                                                 December 31
                                              1996    1995    1994


                                            (thousands of dollars)
     Service cost.........................    354
                                             $        184
                                                     $        193
                                                             $
     Interest    cost    on    accumulated    856     815     680
     postretirement benefit obligation....
     Total amortization and deferral......     __
                                               55
                                             ___
                                                         )
                                                      ___
                                                      (72
                                                     __
                                                                 )
                                                              ___
                                                              (29
                                                             __


       Net periodic postretirement benefit   _
                                             $        ___
                                                      927
                                                      _

                                                     _
                                                     $        ____
                                                               844
                                                             _
                                                             $
         ................................
     cost                                .
                                             _
                                                     ____
                                                             _____


                                             _____
                                             1,265
                                            _


                                            ______




     The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis.

     A 10% increase in the cost of medical care was assumed for 1996. This medical trend rate is assumed to decrease 1% annually to 9% in 1997, and decrease to 0% thereafter as a result of the expense cap in 1998. The medical trend rate assumption affects the amounts reported. For example, a 1% increase in the medical trend rate would increase the APBO by $394,000, and the net periodic cost by $71,000 for 1996.


     Note I--Litigation and Contingencies

     The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1996. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company.

     The Company's federal income tax returns for the fiscal years 1990 through 1995 are currently under examination by the Internal Revenue Service. The Company has not received any Notices of Proposed Adjustments and is not aware of any such matters which will have a material adverse effect on the Company.

     Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that continuing capital investments will be required over the next several years to comply with existing regulations. The Company had recorded a liability of approximately $15.7 million as of December 31, 1996 relative to the estimated costs of a non-capital nature related to compliance with environmental regulations. This liability is anticipated to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or recoveries to offset this liability. Included in Costs and operating expenses in the Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994 were costs related to environmental remediation in the amount of $1.6 million, $3.2 million and $1.9 million, respectively.

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

     Note J--Noncancellable Lease Commitments

     The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, an airplane, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other equipment and four to eight years for transportation equipment. The airplane lease commenced in 1992 and has a term of seven years. The majority of service station properties have lease terms of 20 years. The average lease term for convenience stores is approximately 13 years. The Corporate Headquarters office lease commenced in 1993 and has a ten year term beginning in 1993. Certain of these leases have renewal provisions.


     Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1996 are as follows (in thousands):

         ......................
     1997                         $10,799
         ......................
     1998                         10,325
     1999......................   10,405
         ......................
     2000                         8,857
         ......................
     2001                         8,232
     After  2001...............   ______
                                  30,384

           Total Minimum Rental    ______
                                   79,002
                                  _
                                  $
     Payments..................
                                  _______




     Rental expense for the years ended December 31, 1996, 1995 and 1994 was $12,935,000, $12,955,000 and
     $13,658,000, respectively.




     Note K--Investments and Deferred Charges

     Investments and deferred charges consist of the following:

                                             December 31
                                          ________
                                              1996  ________
                                                        1995

                                             __
                                                       __


                                            (thousands of
                                               dollars)
     System development costs..........    $12,656    6,908
                                                     $
     Deferred turnarounds..............     9,679    10,603
     Loan expense......................    3,208     3,700
     Long-term notes receivable........    2,791     2,563
     Goodwill..........................    2,541     3,081
     Investments.......................    1,185     1,185
     Intangible pension asset..........    1,147     1,376
     Other.............................      ___
                                             600
                                           ___
                                                     _____
                                                     1,217
                                                     _


       Investments and Deferred Charges     ______
                                            33,807
                                           _
                                           $          ______
                                                      30,633
                                                     _
                                                     $

                                           _______
                                                     _______




     Accumulated amortization of goodwill was $4,809,000 and $4,395,000 at December 31, 1996 and 1995, respectively.

     Note L--Fair Value of Financial Instruments

     The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable, long-term debt and interest rate swap agreements to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1996 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-Term Debt at December 31, 1996 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of its investments in subsidiaries is considered to be their carrying amount since these investments do not have quoted market prices.

     The following summarizes the carrying amounts and related approximate fair values as of December 31, 1996 of the Company's financial instruments whose carrying amounts do not equal its fair value:


                             December 31, 1996     December 31, 1995
                            Carrying  Approxima   Carrying  Approximate
                              ___
                                          te        ___
                                                              _______
                                                                 Fair
                                       _______
                                          Fair
                            ________
                            Amount                ________
                                                  Amount      _______
                                                              Value
                                       _______
                                       Value

                               (thousands of         (thousands of
                                 dollars)               dollars)
     Assets

       Long-Term    Notes   $          $
                              2,791      2,667      2,563
                                                  $            2,294
                                                              $
     Receivable............

     Liabilities

       Long-Term Debt       $
                      .....            $127,285   $            128,181
                                                              $
                            127,196               128,506



     REPORT OF INDEPENDENT AUDITORS


     To the Stockholders
     Crown Central Petroleum Corporation


     We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown
     Central Petroleum Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December
     31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note A of the consolidated financial statements, in the fourth quarter of 1995, the Company changed its method of accounting for impairment of long-lived assets in accordance with the adoption of SFAS No. 121.

                                               /s/---Ernst & Young LLP


     Baltimore, Maryland
     February 27, 1997


                                 UNAUDITED
                        QUARTERLY RESULTS OF OPERATIONS
           Crown Central Petroleum Corporation and Subsidiaries
             (thousands of dollars, except per share amounts)


                             First    Second   Third    Fourth
                               _
                                                 _

                                        _
                                                           _

                                                                    __

                            _______
                            Quarter  _______
                                     Quarter  _______
                                              Quarter   _______
                                                        Quarter
                                                                 _______
                                                                 Yearly



      S>
     <
     <
     <
     1996
     Sales  and  operating   371,091
                            $        $        $        $         $1,635,2
     revenues...............          431,20   397,88   435,08   76
                                     8        9        8
     Gross profit........... 15,953   35,979   29,821   54,876    136,629
     Net (loss) income .....(13,010    3,012   (3,636   10,867    (2,767)
                            )                  )
     Net (loss) income per         )
                              (1.34              (.37
                                         .31         )   1.12       (.28)
     share..................

     1995
     Sales  and  operating  $344,833 $        $        $         $1,451,3
     revenues...............          380,12   367,12   359,27   49
                                     5        0        1
     Gross profit........... 23,260   42,638   33,232   11,623    110,753


     (Loss) income before
       extraordinary item... (6,918    7,03
                                   )       0            (67,78
                                                  304             (67,367
                                                       3          )
                                                            )
     Net (loss) income .....(10,175    7,030      304             (70,624
                            )                           (67,78    )
                                                       3    )
     (Loss)   income   per
     share before
       extraordinary item...       )
                               (.71      .72            (6.99
                                                  .03              (6.95
                                                             )          )
     Net (loss) income per         )
                              (1.04      .72            (6.99
                                                  .03              (7.28
                                                             )          )
     share..................


     Gross profit is defined as sales and operating revenues less costs and operating expenses (including applicable property and other operating taxes).

     Per share amounts are based upon the weighted average number of common shares outstanding at the end of each quarter.

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

     -37

     PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT

     Following is a list of Crown Central Petroleum
     Corporation's executive officers, their ages and their positions and offices as of March 1, 1997:

     Henry A. Rosenberg, Jr. (67)
     Director since 1955, Chairman of the Board and Chief
     Executive Officer since May 1975 and also President since March 1, 1996. Also a director of Signet Banking
     Corporation and USF&G Corporation.

     Phillip W. Taff (55)
     Executive Vice President and Chief Financial Officer since April 1996; Senior Vice President - Finance and
     Chief Financial Officer from June 1994 to March 1996.
     Director of the Company from 1992 until his employment by the Company. Executive Vice President, Chief
     Financial Officer and Chief Administrative Officer of
     Greyhound Lines, Inc. from April 1993 to May 1994.
     Senior Vice President and Chief Financial Officer of
     American Trading and Production Corporation from May
     1991 to April 1993.

     Randall M. Trembly (50)
     Executive Vice President since April 1996; Senior Vice
     President - Refining from July 1995 to March 1996; Vice
     President - Refining from December 1991 to June 1995.

     Edward L. Rosenberg (41)
     Senior Vice President - Supply and Transportation since April 1996. Senior Vice President - Administration - Corporate Development and Long Range Planning from June 1994 to March 1996; Senior Vice President - Finance and Administration from December 1991 to June 1994. Edward
     L. Rosenberg is the son of Henry A. Rosenberg, Jr., and the brother of Frank B. Rosenberg.

     John E. Wheeler, Jr. (44)
     Senior Vice President - Finance and Treasurer since October 1996; Senior Vice President - Finance from April 1996 to September 1996; Senior Vice President - Treasurer and Controller from June 1994 to March 1996; Vice President - Treasurer and Controller from December 1991 to June 1994.

     Frank B. Rosenberg (38)
     Senior Vice President - Marketing since April 1996; Vice President - Marketing from January 1993 to March 1996; Southern Marketing Division Manager from January 1992 to January 1993. Frank B. Rosenberg is the son of Henry A. Rosenberg, Jr. and the brother of Edward L. Rosenberg.

     Thomas L. Owsley (56)
     Vice President - Legal since April 1983.

     Paul J. Ebner (39)
     Vice President - Shared Services since April 1996; Vice
     President - Marketing Support Services from December
     1991 to March 1996.

     J. Michael Mims (47)
     Vice President - Human Resources since June 1992.  Vice
     President - Internal Auditing and Consulting Services from December 1991 to June 1992.

     Dennis W. Marple (48)
     Vice President - Wholesale Sales and Terminals since
     January 1996.  General Manager - Wholesale Sales from
     February 1995 to December 1995.  Vice President -
     LaGloria Supply, Trading and Transportation from
     October 1989 to January 1995.

     Dolores B. Rawlings (59)
     Vice President - Secretary since April 1996; Secretary from November 1990 to March 1996.

     James R. Evans (50)
     Vice President - Retail Marketing since June 1996; General Manager of Retail Operations from February 1995 to May 1996; General Manager of Direct Operations from November 1993 to January 1995; Division Manager - Retail from October 1990 to October 1993.

     Jan L. Ries (48)
     Corporate Controller since November 1996; Marketing
     Division Controller from January 1992 to October 1996.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years. The information required in this Item 10 regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 28, 1997.


     Item 11.  EXECUTIVE COMPENSATION

     The information required in this Item 11 regarding executive compensation is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 28, 1997.


     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

     The information required in this Item 12 regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 28, 1997.


     Item 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS

     The information required in this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 28, 1997.


     PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

     (a) (1)  LIST OF FINANCIAL STATEMENTS
     The following Consolidated Financial Statements of
     Crown Central Petroleum Corporation and Subsidiaries, are included in Item 8 on pages 19 through 35 of this report:

     o  Consolidated Statements of Operations -- Years ended
     December 31, 1996, 1995 and 1994

     o  Consolidated Balance Sheets -- December 31, 1996 and
     1995

     o  Consolidated Statements of Changes in Common
     Stockholders' Equity -- Years ended December 31, 1996,
     1995 and 1994

     o  Consolidated Statements of Cash Flows -- Years ended
     December 31, 1996, 1995 and 1994

     o  Notes to Consolidated Financial Statements --
     December 31, 1996

     (a) (2)  LIST OF FINANCIAL STATEMENT SCHEDULES

     The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a) (3) and (c) LIST OF EXHIBITS

     EXHIBIT
     NUMBER

     3  Articles of Incorporation and Bylaws

     (a) Amended and Restated Charter of Crown Central Petroleum Corporation was previously filed with the Registrants' Proxy Statement dated March 15, 1996 for the Annual Meeting of Shareholders held on April 25, 1996 as Exhibit A of Appendix A, herein incorporated by reference.


     (b) Bylaws of Crown Central Petroleum Corporation as amended and restated a February 29, 1996 was previously filed with the Registrant's Form 10-K for the year ended December 31, 1995 as Exhibit 3(b), herin incorporated by reference.


     4  Instruments Defining the Rights of Security Holders,
     Including Indentures

     (a) Credit Agreement dated as of September 25, 1995 between the Registrant and various banks was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1995 as Exhibit 4(a), herein incorporated by reference.

     (b) Amendment effective as of October 1, 1995 to the Credit Agreement dated as of September 25, 1995 was previously filed with the Registrant's Form 10-K for the year ended December 31, 1995 as Exhibit 4(b), herein incorporated by reference.

     (c) Amendment effective as of April 1, 1996 to the Credit Agreement dated as of September 25, 1995 was previously filed with the Registrant's Form 10-Q for the quarter ended June 30, 1996 as Exhibit 4(a), herein incorporated by reference.

     (d)  Form of Indenture for the Registrant's 10 7/8%
     Senior Notes due 2005 filed on January 17, 1995 as
     Exhibit 4.1 of Amendment No. 3 to Registration
     Statement on Form S-3, Registration No. 33-56429, herein incorporated by reference.


     10  Material Contracts

     (a) Crude oil processing agreement between the Registrant and Statoil North America, Inc.is filed as part of this Annual Report on Form 10-K. Certain portions of the Agreement have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked ``
             Confidential Treatment''.

     (b) Crown Central Petroleum Retirement Plan effective as of July 1, 1993, was previously filed with the Registrant's Form 10-K for the year ended December 31,
     1993 as Exhibit 10(a), herein incorporated by reference.

     (c) Supplemental Retirement Income Plan for Senior Executives as Restated effective September 26, 1996 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10(b), herein incorporated by reference.

     (d) Employee Savings Plan as amended and restated effective January 1, 1987 9cwas previously filed with the Registrant's Form 10-K for the year ended December
     31, 1995 as Exhibit 10(c), herin incorporated by reference., 1987.

     (e) Amendment effective as of September 26, 1996 to the Crown Central Petroleum Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10(c), herein incorporated by reference.

     (f)  Directors' Deferred Compensation Plan adopted on
     August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September
     30, 1983 as Exhibit 19(b), herein incorporated by reference.

     (g) The 1994 Long-Term Incentive Plan was previously filed as an exhibit to the Registrant's Proxy Statement dated March 24, 1994, herein incorporated by reference.

     (h) Amendment effective as of September 26, 1996 to the Crown Central Petroleum Corporation 1994 Long-Term
     Incentive Plan was previously filed with the Registrant's Form 10-Q for the quarter ended September
     30, 1996 as Exhibit 10(d), herein incorporated by reference.

     (i) Annual Performance Incentive Plan for the year ended December 31, 1997.

     (j)  Executive Severance Plan effective as of September
     26, 1996 was previously filed with the Registrant's
     Form 10-Q for the quarter ended September 30, 1996 as
     Exhibit 10(a), herein incorporated by reference.

     (k)  The 1995 Management Stock Option Plan filed on
     April 28, 1995 as Exhibit 4 of Registration Statement on Form S-8, Registration No. 33-58927, herein incorporated by reference.

     (l)  Advisory and Consultancy Agreement dated October
     28, 1993 between Jack Africk, Director and Crown
     Central Petroleum Corporation was previously filed with the Registrant's Form 10-Q for the quarter ended
     September 30, 1994 as Exhibit 99, herein incorporated by reference.

     (m)  Employees Supplementary Savings Plan filed on
     February 27, 1995 as Exhibit 4 of Registration
     Statement on Form S-8, Registration No. 33-57847, herein incorporated by reference.


     11  Statement re:  Computation of Earnings Per Share
           Exhibit 11 is included on page 42 of this report.

     13  Annual Report to Security Holders, Form 10-Q or
     Quarterly Report to Security Holders Annual Report
     Exhibits:
     (a)  Shareholders' Letter dated February 27, 1997
     (b)  Operating Results and Key Financial Statistics
     (c)  Directors and Officers of the Company
     (d)  Corporate Information
     (e)  Supplement to the Annual Report - Operating
     Statistics

       21  Subsidiaries of the Registrant

             Exhibit 21 is included on page 43 of this report.

       23  Consent of Independent Auditors
             Exhibit 23 is included on page 44 of this report.

     24  Power of Attorney
            Exhibit 24 is included on page 45 of this report.

     27  Financial Data Schedule

     99 Form 11-K will be filed under cover of Form 10-K/A by June 30, 1997.


     (b)  REPORTS ON FORM 8-K
            There were no reports filed on Form 8-K for the three months ended December 31, 1996.

     NOTE:     Certain exhibits listed on pages 40 and 41 of
     this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.


     EXHIBIT 11



              CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                (thousands of dollars except per share amounts)






                                           _____________________________
                                                Year Ended December 31

                                           _______
                                             1996     _______
                                                        1995      ______
                                                                    1994



     Primary and  Fully Diluted  Earnings
     Per Share

     Net  (loss)  applicable  to   common   _
                                            $______
                                             (2,767    _
                                                       $         _
                                                                 $
     shares.......................
                                            _______
                                                       _
                                                                 _


                                            )


                                                     __
                                                       _______
                                                       (70,624   _______
                                                                 (35,406
                                                               __


                                                     _________
                                                               ________

                                                               __

                                                       )         )
                                                                _

                                                               _


     Shares outstanding  as  reported  at
     December 31,
      1995, 1994 and 1993, respectively
                                            9,952,9    9,803,0   9,832,5
                                          50         98        98

     Restricted  shares   held   by   the
     Company at
       December 31, 1995, 1994  and 1993,
     respectively.................          (255,30    (105,50
                                            )
                                          0            )
                                                     0

     Weighted average  effect  of  35,828
     shares of common
      stock issued  in  1996  for  stock    24,043
     option exercises.............

     Weighted average effect of 52 shares
     of common
       stock issued in October 1995                        13

     Weighted average  effect of  135,000
     shares
      of common stock  purchased in  May    ______
                                                       ______

                                                  _
                                                                 _______
                                                                 (90,000
         .........................
     1994
                                                                 )
                                                                _

                                                               _


     Weighted average  number  of  common
     shares
      outstanding,   as   adj usted   at
     December 31..................


                                            _______
                                            9,721,6
                                          __
                                                       _______
                                                       9,697,6
                                                     __
                                                               __
                                                                 _______
                                                                 9,742,5

                                          ________
                                                     _________
                                                               ________


                                          __
                                          93         __
                                                     11        __
                                                               98

                                          __
                                                     __
                                                               __



     Net (loss) per common share..           __

                                              ____
                                              (.28
                                            _
                                            $     )    _
                                                       $_____
                                                        (7.28)    _____
                                                                  (3.63
                                                                  _

                                                                 _
                                                                 $     )

                                            ______
                                                       ______
                                                                 ______





     EXHIBIT 21


                               SUBSIDIARIES


        Subsidiaries as of December 31, 1996, which are consolidated in 1.
        the financial statements of the Registrant; each subsidiary is 100% owned and doing business under its own name.

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





   EXHIBIT 23







                      CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-53457) pertaining to the 1994 Long Term Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings Plan of Crown Central Petroleum Corporation and Subsidiaries of our report dated February 27, 1997, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1996.






     ERNST & YOUNG LLP

     Baltimore, Maryland
     March 20, 1997


     EXHIBIT 24

                             POWER OF ATTORNEY



     We, the undersigned officers and directors of Crown Central  Petroleum
     Corporation hereby  severally constitute  Henry  A. Rosenberg,  Jr.,
     Phillip W.  Taff, John  E. Wheeler,  Jr., Jan  L. Ries  and Thomas  L.
     Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 1996 pursuant to the requirements of Section
     13 or 15(d) of the Securities Exchange Act of 1934 and all amendments thereto.

     _________
     Signature                _____
                              Title                            ____
                                                               Date


     /s/---Henry A, Rosenberg, Jr.                               Chairman
     of the Board, President  2/27/97
     Henry A. Rosenberg, Jr.                                   and   Chief
     Executive Officer
                              (Principal Executive Officer)

     /s/---Jack Africk        Director
                         2/27/97
     Jack Africk

     /s/---George L. Bunting, Jr.                                Director
                         2/27/97


     George L. Bunting, Jr.

     /s/---Michael F. Dacey                                    Director
                         2/27/97
     Michael F. Dacey

     /s/---Thomas M. Gibbons                                   Director
                         2/27/97
     Thomas M. Gibbons

     /s/---Patricia A. Goldman                                   Director
                         2/27/97
     Patricia A. Goldman

     /s/---William L. Jews                                     Director
                         2/27/97
     William L. Jews

     /s/---Harold E. Ridley, Jr.                                 Director
                         2/27/97
     Reverend Harold E. Ridley, Jr., S.J.

     /s/---Sanford V. Schmidt                                  Director
                         2/27/97
     Sanford V. Schmidt

     /s/---Phillip W. Taff                                     Executive
     Vice President and  2/27/97
     Phillip W. Taff          Chief Financial Officer
                              (Principal Financial Officer)

     /s/---John E. Wheeler, Jr.                                  Senior
     Vice President - Finance and Treasurer                    2/27/97
     John E. Wheeler, Jr.

     /s/---Jan L. Ries        Controller                       2/27/97
     Jan L. Ries              (Chief Accounting Officer)


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CROWN CENTRAL PETROLEUM CORPORATION


     By   ____________
                     *_______________

                                    __
                                      _


            Henry A. Rosenberg, Jr.
            Chairman of the Board, President
            and Chief Executive Officer

     By   _________________
          /s/---Jan L. Ries__________

                                    __
                                      _


            Jan L. Ries
            Controller

     Date: March 24, 1997

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below on March
     24, 1997 by the following persons on behalf of the registrant and in the capacities indicated:


     ____________________________________________________
                    *

     ___________________________________________________
                   *

     Jack Africk, Director     William L. Jews, Director

     ___________________________________________________
                    *

     ___________________________________________________
                   *

     George L. Bunting, Jr., Director   Rev.    Harold    E.
     Ridley, Jr., S.J.,        Director

     ___________________________________________________
                    *

     ___________________________________________________
                   *

     Michael F. Dacey, DirectorHenry  A.   Rosenberg,  Jr.,
     Director
                               Chairman   of   the   Board,
     President
                               and Chief Executive Officer

     ___________________________________________________
                    *

     ___________________________________________________
                   *

     Thomas M. Gibbons, Director   Sanford    V.    Schmidt,
     Director

     __________________________________________________
                    *

     Patricia A. Goldman, Director



     *By Power of Attorney (Jan L. Ries)