Form 10-Q
period 1997-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1997-05-15
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                 OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to

                    COMMISSION FILE NUMBER 1-1059

                 CROWN CENTRAL PETROLEUM CORPORATION
       (Exact name of registrant as specified in its charter)

             Maryland                          52-0550682
    (State or jurisdiction of        (I.R.S. Employer Identification
                                                 Number)
  incorporation or organization)

    One North Charles Street,                     21201
       Baltimore, Maryland
 (Address of principal executive               (Zip Code)
             offices)

                            410-539-7400
        (Registrant's telephone number, including area code)

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

                            YES  X     NO


The number of shares outstanding at April 30, 1997 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,084,086 shares, respectively.


       CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        Table of Contents

        <C
        >

                                                            Page

PART I   -   FINANCIAL INFORMATION

Item 1   -   Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets
             March 31, 1997 and December 31, 1996           3-4

             Consolidated Condensed Statements of
             Operations
             Three months ended March 31, 1997 and 1996      5

             Consolidated Condensed Statements of Cash
             Flows
             Three months ended March 31, 1997 and 1996      6

             Notes to Unaudited Condensed Financial         7-10
             Statements

Item 2   -   Management's Discussion and Analysis of
             Financial
             Condition and Results of Operations           10-15


PART II  -   OTHER INFORMATION

Item 1   -   Legal Proceedings                               15

Item 4   -   Submission of Matters to a Vote of Security     15
             Holders

Item 6   -   Exhibits and Reports on Form 8-K                15

             Exhibit 11 - Statement re:  Computation of
             Earnings Per Share

             Exhibit 20 - Interim Report to Stockholders for the three months ended March 31, 1997

             Exhibit 27 - Financial Data Schedule

SIGNATURE                                                    16



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements




              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)



                                             March 31   December
                                                           31
                                            1997       1996

 Assets                                     (Unaudite
                                                d)

 Current Assets
  Cash and cash equivalents                 $28,337    $        3
                                                       6,031
  Accounts receivable - net                 104,318    113,447
  Recoverable income taxes                    4,898      4,820
  Inventories                               124,674     66,004
  Other current assets                        5,246     13,207
     Total Current Assets                   267,473    233,509





 Investments and Deferred Charges            34,086     33,807





 Property, Plant and Equipment              630,224    640,238
  Less allowance for depreciation           331,710    342,321
    Net Property, Plant and Equipment       298,514    297,917







                                            $600,073   $        5
                                                       65,233









See notes to unaudited consolidated condensed financial statements.








              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)



                                             March 31   December
                                                           31
                                            1997       1996
 Liabilities and Stockholders' Equity       (Unaudite
                                                d)

 Current Liabilities
  Accounts Payable:
    Crude oil and refined products          $                                          139,156$        1
                                                       12,532
    Other                                    13,594     17,130
  Accrued Liabilities                        45,083     49,594
  Current portion of long-term debt          16,381      1,379
     Total Current Liabilities              214,214    180,635

 Long-Term Debt                             126,862    127,196

 Deferred Income Taxes                       33,619     30,535

 Other Deferred Liabilities                  37,281     39,492

 Common Stockholders' Equity
   Common stock, Class A - par value $5 per
 share:
      Authorized   shares  --   15,000,000;
 issued and
     outstanding  shares  --  4,817,394  in  24,087     24,087
 1997 and 1996
   Common stock, Class B - par value $5 per
 share:
      Authorized   shares  --   15,000,000;
 issued and
     outstanding  shares  --  5,084,086  in
 1997 and
    5,165,786 in 1996                        25,420     25,829
  Additional paid-in capital                 91,208     91,817
  Unearned restricted stock                 (1,935)    (2,951)
  Retained earnings                          49,317     48,593
     Total Common Stockholders' Equity      188,097    187,375


                                            $                                          600,073$        5
                                                       65,233











See notes to unaudited consolidated condensed financial statements.









         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             Crown Central Petroleum Corporation and
                          Subsidiaries
        (Thousands of dollars, except per share amounts)



                                          (Unaudited)
                                      Three Months Ended
                                           March 31
                                     1997       1996


       Revenues
        Sales and operating revenues $                             394,513$371,091

       Operating Costs and Expenses
        Costs and operating expenses 361,708    355,138
        Selling and administrative    21,261    23,268
       expenses
        Depreciation and               7,775     7,977
       amortization
        Sales of property, plant and   (556)        22
       equipment
                                     390,188    386,405

       Operating Income (Loss)         4,325    (15,314)
       Interest and other income         599       866
       Interest expense              (3,501)    (3,562)

       Income (Loss) Before Income     1,423    (18,010)
       Taxes

       Income Tax Expense (Benefit)      699    (5,000)

       Net Income (Loss)             $                               724$(13,010)

       Net Income (Loss) Per Share   $                               .07$(1.34)
















See notes to unaudited consolidated condensed financial statements.











        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars)



                                             (Unaudited)
                                          Three Months Ended
                                               March 31
                                         1997       1996
  Net Cash Flows From Operating
  Activities
   Net cash from operations before
     changes in assets and liabilities   $     6    $                             (6,666)
                                         ,086
   Net changes in assets and             (20,094)   (4,096)
  liabilities

     Net Cash (Used in) Operating        (14,008)   (10,762)
  Activities


  Cash Flows From Investment Activities
   Capital Expenditures                  (7,145)    (7,405)
   Proceeds from sales of property,
  plant
     and equipment                          878         142
   Investments in Subsidiaries              300
   Capitalization of software costs       (945)
  and related business processes
   Deferred turnaround maintenance       (1,792)    (3,376)
   Other charges to deferred assets        (97)     (1,381)

     Net Cash (Used in) Investment       (8,801)    (12,020)
  Activities


  Cash Flows From Financing Activities
   Proceeds from debt and credit         21,000
  agreement borrowings
   (Repayments) of debt and credit       (6,341)      (540)
  agreement borrowings
   Net cash flows from long-term notes      456       (558)
  receivable
   Issuance of common stock                             93

     Net Cash Provided by (Used in)      15,115     (1,005)
  Financing Activities


  Net (Decrease) in Cash and Cash        $     (    $                             (23,787)
  Equivalents                            7,694)





See notes to unaudited consolidated condensed financial statements.


NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

March 31, 1997


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

At March 31, 1997, approximately 2.9 million barrels of crude oil and refined products inventory aggregating approximately $48 million were held in excess of anticipated year-end quantities and were valued at the lower of cost (first-in, first-out) or market. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

Environmental Costs: The Company conducts environmental assessments and remediation efforts at multiple locations, including operating facilities, and previously owned or operated facilities. Estimated closure and post-closure costs for active refinery and finished product terminal facilities are not recognized until a decision for closure is made. Estimated closure and post-closure costs for active and operating retail marketing facilities and costs of environmental matters related to ongoing refinery, terminal and retail marketing operations are recognized as follows. Expenditures for equipment necessary for environmental issues relating to ongoing operations are capitalized. The Company accrues environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Accruals for losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Estimated costs, which are based upon experience and assessments, are recorded at undiscounted amounts without considering the impact of inflation, and are adjusted periodically as additional or new information is available.

Derivative Financial Instruments - Futures, forwards and exchange traded options are used to minimize the exposure of the Company's refining margins to crude oil and refined product price fluctuations. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These instruments generally allow for settlement at the end of their term in either cash or product.

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

Credit Risk - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at March 31, 1997. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

Stock Based Compensation - The Company has adopted the disclosure provisions prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 while providing proforma disclosures of net income and earnings per share calculated using the fair value based method.

Statements of Cash Flows - Net changes in assets and liabilities presented in the Unaudited Consolidated Condensed Statements of Cash Flows is composed of the following:


                                              Three Months Ended
                                                   March 31
                                               1997                          1996
                                                (thousands of
                                                   dollars)

Decrease (increase) in accounts receivable   $                              9,129$      (
                                                       17,903)
(Increase) in inventories                    (58,670)  (17,168)
Decrease (increase) in prepaid operating       7,961   (5,762)
expenses and other current assets
Increase in crude oil and refined products    26,624    49,085
payable
(Decrease) in other accounts payable         (3,536)   (7,552)
(Decrease) in accrued liabilities and other  (4,095)   (6,606)
deferred liabilities
Decrease in recoverable and deferred income    2,493     1,810
taxes

                                             $(20,094) $      (
                                                       4,096)




Note B - Inventories

Inventories consist of the following:
                                            March 31    December
                                                           31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Crude oil                                  $60,168     $        2
                                                       2,150
Refined products                            94,776     84,516
   Total inventories at FIFO (approximates  154,944    106,666
current cost)
LIFO allowance                              (43,053)   (52,988)
  Total crude oil and refined products      111,891    53,678

Merchandise     inventory     at      FIFO   6,115      6,001
(approximates current cost)
LIFO allowance                              (1,861)             (
                                                       1,861)
  Total merchandise                          4,254      4,140

Materials and supplies inventory at FIFO     8,529      8,186
  Total Inventory                          $124,674    $        6
                                                       6,004



Note C - Long-term Debt and Credit Arrangements

Long-term debt consists of the following:
                                            March 31    December
                                                           31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Unsecured 10.875% Senior Notes             $124,716    $                                    124,748

Credit Agreement                            15,000

Purchase Money Lien                          3,067       3,330

Other obligations                              460         497
                                            143,243    128,575
Less current portion                        16,381       1,379
  Long-Term Debt                           $126,682    $                                    127,196



As of March 31, 1997, under the terms of the Credit Agreement dated as of September 25, 1995, as amended (Credit Agreement), the Company had outstanding cash borrowings in the principal amount of $15 million, which is included in the current portion of long-term debt, and outstanding irrevocable standby letters of credit in the principal amount of $37.4 million. Unused commitments under the terms of the Credit Agreement totaling $77.6 million were available for future cash borrowings and issuance of letters of credit at March 31, 1997. As of March 31, 1997, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended, and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year. As discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition, subsequent to March 31, 1997, the level of cash borrowings and letters of credit outstanding under the Credit Agreement decreased significantly.

The $125 million unsecured 10.875% Senior Notes (Notes), which were issued in January 1995 under an Indenture are used principally to finance the permanent capital requirements of the Company. As of March 31, 1997, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Credit Agreement, the payment of dividends and the repurchase of capital stock . The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.


Note D - Crude Oil and Refined Product Hedging Activities

The net deferred gain from crude oil and refined product hedging strategies was $.4 million at March 31, 1997. Included in these hedging strategies are contracts maturing from May 1997 to December 1997. The Company is using these contracts to defer the pricing of approximately 1% of its crude oil commitments and to fix the margin on approximately 4% of its refined products, for the aforementioned period.

Note E - Calculation of Net (Loss) Income Per Common Share

Net income (loss) per common share for the three months ended March 31, 1997 and 1996 is based on the weighted average of common shares outstanding of 9,733,480 and 9,700,083, respectively.


Note F - Litigation and Contingencies

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company had recorded a liability of approximately $12.9 million as of March 31, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of capital nature.

Except as noted above, there have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.



Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $23.4 million or 6.3% in the first quarter of 1997 from the comparable period in 1996. The increase in Sales and operating revenues was primarily attributable to a 16.3% increase in the average sales price per gallon of petroleum products which was partially offset by a 10.4% decrease in petroleum product sales volumes due principally to the processing agreement with Statoil North America, Inc.which effectively reduced the Company's refined product available for sale. Additionally, there was a slight increase in merchandise sales of 3.2% for the three months ended March 31, 1997 compared to the same 1996 period.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 27.1% to 30.8% for the first quarter of 1996 and 1997, respectively. The increase in gross margin is a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. This marketing strategy has resulted in average monthly merchandise sales increases, on a same store basis, of approximately 1.9% for the three months ended March 31, 1997 compared to the same 1996 period and has contributed to the $1.1 million or 17% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 22.8% in 1997 compared to the same 1996 period. Additionally, gasoline gross margin (gasoline gross profit as a percent of gasoline sales) at the Company's retail locations increased from $.081 per gallon to $.116 per gallon, respectively, for the three months ended March 31, 1996 and 1997 due primarily to improved driving conditions which resulted in an increase in retail gasoline prices driven by an increase in demand for gasoline.

Costs and operating expenses increased $6.6 million or 1.8% in the first quarter of 1997 from the comparable period in 1996. The increase was due to a 19% increase in the average cost per barrel consumed of crude oil and feedstocks. These increases were partially offset by decreases in volumes sold as previously discussed. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of falling prises increased the Company's gross margin $.72 per barrel ($9.9 million) in 1997, and decreased gross margin $.57 per barrel ($7.8 million) in 1996 when prices were rising.

Yields of distillates increased slightly to 49,800 bpd (32.4%) for the first quarter 1997 from 46,300 bpd (31%) for the same period in 1996 while gasoline production decreased slightly from 85,500 bpd (57.3%) for the first quarter 1996 to 83,200 bpd (54.1%) for the first quarter 1997.

Selling and administrative expenses decreased $2 million or 8.6% for the three months ended March 31, 1997 compared to the same period in 1996. The decrease is principally due to the inclusion in 1996 of approximately $1 million in corporate administrative expenses associated with a management reorganization. Additionally, in the first quarter of 1997, the Company reduced other corporate level administrative expenses by approximately $.7 million compared to the same period in 1996.

Operating costs and expenses for the three months ended March 31, 1997 included $2.5 million in reductions of accruals related to environmental matters and also $.2 million of expenses for retail units that have been closed. This compares to expenses of $.4 million and $.1 million, respectively, for the three months ended March 31, 1996.

Depreciation and amortization in the first quarter of 1997 was comparable to the same 1996 period.



Liquidity and Capital Resources

Net cash used in operating activities (including changes in assets and liabilities) totaled $14 million for the three months ended March 31, 1997 compared to cash used in operating activities of $10.8 million for the three months ended March 31, 1996. The 1997 outflows consist primarily of net cash outflows of $20.1 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in accrued interest payable related to the Company's long-term obligations and decreases in other accounts payable. These working capital outflows were partially offset by increases in crude oil and refined products payables, decreases in accounts receivable and decreases in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity. Partially offsetting these cash outflows was net cash provided by operations of $6.1 million before changes in assets and liabilities. The 1996 outflows consist of net cash used in operations before changes in assets and liabilities of $6.7 million and $4.1 million related primarily to working capital requirements resulting from increases in accounts receivable and in the value of crude oil and finished products inventories. Additionally, there were increases in prepaid operating expenses, principally relating to insurance premiums and property taxes, and decreases in other accounts payable and accrued income and excise tax liabilities which were partially offset by increases in crude oil and refined products payables and decreases in recoverable income taxes.

Net cash outflows from investment activities were $8.8 million for the three months ended March 31, 1997 compared to a net outflow of $12 million for the same 1996 period. The 1997 amount consists principally of capital expenditures of $7.1 million (which includes $2.6 million for refinery operations and $2.4 million relating to the marketing area). Additionally, there were refinery turnaround expenditures of $1.8 million and $.9 million in capitalized expenditures related to corporate strategic projects. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.9 million and decreases in investments in unconsolidated subsidiaries of $.3 million. The 1996 activity relates primarily to $7.4 million of capital expenditures (which includes $4.5 million relating to refinery operations and $1.7 million relating to the marketing area). In addition, there were refinery turnaround expenditures of $3.4 million and increases in other deferred assets of $1.4 million.

Net cash provided by financing activities was $15.1 million for the three months ended March 31, 1997 compared to cash used in financing activities of $1 million for the three months ended March 31, 1996. The 1997 cash inflow consists principally of $14.7 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, long-term notes receivable decreased $.4 million. The 1996 cash outflows consist principally of $.5 million in repayments of the Company's debt and credit agreement borrowings and increases of $.6 million in long-term notes receivable which were partially offset by proceeds of $.1 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan.

Cash and cash equivalents at March 31, 1997 were $10.1 million higher than at March 31, 1996. This increase resulted primarily from cash provided by operating activities of $24.5 million. Additionally, cash provided by financing activities for the twelve month period ended March 31, 1997 totaled $14.9 million relating primarily to net borrowings from the Company's debt and credit agreement facilities of $13.7 million, net proceeds from long-term notes receivable of $.8 million and net proceeds from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan of $.4 million. Partially offsetting these cash inflows was cash used in investment activities of $29.3 million, which includes capital expenditures of $23.8 million, net of $3.2 million of proceeds received from the sale of property, plant and equipment. Additionally, cash outflows from investment activities included $7 million in capitalized expenditures related to corporate strategic projects and deferred turnaround charges of $3.3 million. These cash outflows were partially offset by an increase in cash of $1.3 million resulting from decreases in other deferred assets and decreases in investments in unconsolidated subsidiaries of $.3 million.

The ratio of current assets to current liabilities at March 31, 1997 was 1.25:1 compared to 1.11:1 at March 31, 1996 and 1.29:1 at December 31, 1996. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.46:1 at March 31, 1997, 1.37:1 at March 31, 1996 and 1.60:1 at
December 31, 1996.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be
reasonably estimated.    The Company believes, but provides no assurance, that
cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $12.9 million as of March 31, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $12.9 million includes accruals for issues extending past 1997.

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

During the years 1997-1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries of at least $3.8 million and $2 million, respectively. Of these expenditures, it is anticipated that $2.8 million for Pasadena and $1.5 million for Tyler will be of a capital nature, while $1 million and $.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $2.8 million through 1998.

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains two credit facilities to finance its business requirements and supplement internally generated sources of cash.

Under the Revolving Credit Agreement effective September 25, 1995, as amended (Credit Agreement), as of May 8, 1997, the Company had no cash borrowings and outstanding irrevocable standby letters of credit in the principal amount of $15.2 million for purposes in the ordinary course of business. At March 31, 1997, the Company was in compliance with all covenants and provisions of the Credit Agreement. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement or a successor agreement for the remainder of the year.

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

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $5 million.

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit.

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



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibit:

      11 -   Statement re:  Computation of Earnings Per Share

      20 - Interim Report to Stockholders for the three months ended March 31, 1997

      27 - Financial Data Schedule


      (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 31, 1997.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION




                                 Jan L. Ries
                                 Controller
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  May 15, 1997