Form 10-K/A
period 1996-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1997-06-30
CIK 25885

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                           FORM 10-K
                        AMENDMENT NO. 1

(Mark One)
   [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the fiscal year ended  December 31, 1996
                               OR
   [  ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ___________ to  ____________

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

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is being filed by Crown Central
Petroleum Corporation in order to amend the following:

Item 14   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (a)(3) and (c) List of Exhibits

Exhibit
Number

  99     FORM 11-K


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         CROWN CENTRAL PETROLEUM CORPORATION

                         Jan L. Ries
                         Jan L. Ries
                         Controller, Chief Accounting Officer
                         and Duly Authorized Officer

Date : June 27, 1997