Form 10-Q
period 1997-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1997-08-14
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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

                            YES  X     NO


The number of shares outstanding at July 31, 1997 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,179,626 shares, respectively.


      CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES



                        Table of Contents

        <
        C
        >
                                                           Page

PART I  -   FINANCIAL INFORMATION

Item 1  -   Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets
            June 30, 1997 and December 31, 1996            3-4

            Consolidated Condensed Statements of
            Operations
            Three and six months ended June 30, 1997 and    5
            1996

            Consolidated Condensed Statements of Cash
            Flows
            Six months ended June 30, 1997 and 1996         6

            Notes to Unaudited Condensed Financial         7-10
            Statements

Item 2  -   Management's Discussion and Analysis of
            Financial
            Condition and Results of Operations           11-16


PART II -   OTHER INFORMATION

Item 1  -   Legal Proceedings                             16-17

Item 6  -   Exhibits and Reports on Form 8-K                18

            Exhibit 11                                 -           Statement re:
            Computation of Earnings Per Share

            Exhibit 20                                 -           Interim Report to
            Stockholders for the three and six months
                   ended June 30, 1997

            Exhibit 27                                 -           Financial Data
            Schedule

SIGNATURE                                                   18



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements




              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                             June 30    December
                                                           31
                                            1997       1996
 Assets                                     (Unaudite
                                                d)

 Current Assets
  Cash and cash equivalents                 $37,126    $36,031
  Accounts receivable - net                  93,423    113,447
  Recoverable income taxes                    5,168      4,820
  Inventories                                94,714     66,004
  Other current assets                        2,459     13,207
     Total Current Assets                   232,890    233,509





 Investments and Deferred Charges            39,994     33,807





 Property, Plant and Equipment              621,754    640,238
  Less allowance for depreciation           330,093    342,321
    Net Property, Plant and Equipment       291,661    297,917







                                            $       56 $       56
                                            4,545      5,233


See notes to unaudited consolidated condensed financial statements







              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                             June 30    December
                                                           31
                                            1997       1996
 Liabilities and Stockholders' Equity       (Unaudite
                                                d)

 Current Liabilities
  Accounts payable:
    Crude oil and refined products          $93,304    $112,532
    Other                                    14,773     17,130
  Accrued liabilities                        56,486     49,594
  Current portion of long-term debt           1,393      1,379
     Total Current Liabilities              165,956    180,635

 Long-Term Debt                             126,518    127,196

 Deferred Income Taxes                       38,739     30,535

 Other Deferred Liabilities                  37,315     39,492

 Common Stockholders' Equity
   Common stock, Class A - par value $5 per
 share:
     Authorized shares -- 7,500,000; issued
 and
     outstanding  shares  --  4,817,394  in  24,087     24,087
 1997 and 1996
   Common stock, Class B - par value $5 per
 share:
     Authorized shares -- 7,500,000; issued
 and
     outstanding  shares  --  5,177,786  in
 1997 and
    5,165,786 in 1996                        25,889     25,829
  Additional paid-in capital                 92,691     91,817
  Unearned restricted stock                  (3,874                                          ) (2,951)
  Retained earnings                          57,224     48,593
     Total Common Stockholders' Equity      196,017    187,375


                                            $      564 $       56
                                            ,545       5,233











See notes to unaudited consolidated condensed financial statements.

       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
     Crown Central Petroleum Corporation and Subsidiaries
       (Thousands of dollars, except per share amounts)


                                     (Unaudited)
                        Three Months Ended  Six Months Ended
                              June 30            June 30
                         1997     1996      1997      1996
 Revenues
  Sales and operating   $391,450  $431,208  $785,963       $
 revenues                                             802,299

 Operating Costs and
 Expenses
  Costs and operating    343,965  395,229   705,673        7
 expenses                                             50,367
  Selling and            23,929   23,355    45,190         4
 administrative                                       6,623
 expenses
  Depreciation and        7,548    8,052    15,323         1
 amortization                                         6,029
  Sales of property,        403      (45                           )  (153                           )     (
 plant and equipment                                  23  )
                         375,845  426,591   766,033        8
                                                      12,996

 Operating Income        15,605    4,617    19,930         (
 (Loss)                                               10,697)
 Interest and other         802      398     1,401         1
 income                                               ,264
 Interest expense        (3,516                          )(3,632                           )(7,017                           )     (
                                                      7,194)

 Income (Loss) Before    12,891    1,383    14,314         (
 Income Taxes                                         16,627)

 Income Tax Expense       4,984   (1,629                           ) 5,683         (
 (Benefit)                                            6,629)

 Net Income (Loss)      $ 7,907   $         $8,631         $
                                  3,012               (9,998)


  Net Income (Loss)     $   .82   $  .31    $  .89         $
 Per Share                                            (1.03)
























See notes to unaudited consolidated condensed financial statements.






        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars)


                                             (Unaudited)
                                           Six Months Ended
                                               June 30
                                         1997       1996

  Net Cash Flows From Operating
  Activities
   Net cash from operations before
     changes in assets and liabilities   $26,991    $ 2,200
   Net changes in assets and             (9,627)     (9,550                          )
  liabilities

     Net Cash Provided by (Used in)      17,364      (7,350                          )
  Operating Activities


  Cash Flows From Investment Activities
   Capital expenditures                  (12,170                          )(14,704                          )
   Proceeds from sales of property,
  plant
     and equipment                        3,824         254
   Other investments                        136
   Capitalization of software costs      (1,940)     (3,876                          )
  and related business processes
   Deferred turnaround maintenance       (5,485)     (3,533                          )
   Other charges to deferred assets        (559)        683

     Net Cash (Used in) Investment       (16,194                          )(21,176                          )
  Activities


  Cash Flows From Financing Activities
   Proceeds from debt and credit         26,000      30,000
  agreement borrowings
   (Repayments) of debt and credit       (26,681                          )(10,857                          )
  agreement borrowings
   Net cash flows from long-term notes      592        (540                          )
  receivable
   Issuance of common stock                  14        394

     Net Cash (Used in) Provided by         (75)     18,997
  Financing Activities


  Net Increase (Decrease) in Cash and    $1,095     $(9,529                          )
  Cash Equivalents





See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

June 30, 1997


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values. At June 30, 1997, approximately
1.4 million barrels of crude oil and refined products inventory were held in excess of anticipated year-end quantities which are valued at the lower of cost (first-in, first-out) or market.

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

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 (SOP 96-1) "Environmental Remediation Liabilities" which provides further authoritative guidance with respect to the recognition, measurement, display and disclosure of environmental remediation liabilities effective for fiscal years beginning after December 15, 1996. The Company will adopt SOP 96-1 in the fourth quarter of 1997. Due to the significant number of operating facilities the Company maintains and the extensive number of estimates that must be made to assess the impact of SOP 96-1, the financial statement impact of adoption has not yet been determined.

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

Credit Risk - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at June 30, 1997. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

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

Statements of Cash Flows - Net changes in assets and liabilities presented in the Unaudited Consolidated Condensed Statements of Cash Flows is composed of the following:


                                               Six Months Ended
                                                   June 30
                                               1997      1996
                                                (thousands of
                                                   dollars)

Decrease (increase) in accounts receivable   $20,024   $(11,387                            )
(Increase) decrease in inventories           (28,710                            ) 17,404
Decrease (increase) in prepaid operating      10,748    (3,508)
expenses and other current assets
(Decrease) increase in crude oil and         (19,228                            ) 10,441
refined products payable
(Decrease) in other accounts payable          (2,357                            ) (7,828)
Increase (decrease) in accrued liabilities     7,348   (16,359)
and other deferred liabilities
Decrease in recoverable and deferred income    2,548     1,687
taxes

                                             $(9,627                            )$(9,550)


Reclassifications - To conform to the 1997 presentation, the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 1996 has been restated to disclose as a separate line item those costs related to capitalization of software and related business processes which had been previously included in Other charges to deferred assets. This reclassification had no effect on net cash used in investment activities as originally reported.


Note B - Inventories

Inventories consist of the following:
                                            June 30     December
                                                           31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Crude oil                                   $36,188    $22,150
Refined products                            82,289     84,516
   Total inventories at FIFO (approximates  118,477    106,666
current cost)
LIFO allowance                              (36,305                                 )(52,988                                 )
  Total crude oil and refined products      82,172     53,678

Merchandise     inventory     at      FIFO   6,171      6,001
(approximates current cost)
LIFO allowance                              (1,861                                  )         (
                                                       1,861)
  Total merchandise                          4,310      4,140

Materials and supplies inventory at FIFO     8,232      8,186
  Total Inventory                           $94,714    $66,004



Note C - Long-term Debt and Credit Arrangements

Long-term debt consists of the following:
                                            June 30     December
                                                           31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Unsecured 10.875% Senior Notes              $124,724   $124,748

Purchase Money Lien                          2,760       3,330

Other obligations                              427         497
                                            127,911    128,575
Less current portion                         1,393       1,379
  Long-Term Debt                            $126,518   $127,196



As of June 30, 1997, under the terms of the Credit Agreement dated as of September 25, 1995, as amended (Credit Agreement), the Company had no outstanding cash borrowings and outstanding irrevocable standby letters of credit in the principal amount of $21.9 million. Unused commitments under the terms of the Credit Agreement totaling $108.1 million were available for future cash borrowings and issuance of letters of credit at June 30, 1997. As of June 30, 1997, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended, and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

Effective as of August 1, 1997, the Company entered into the First Restated Credit Agreement (Restated Credit Agreement) with NationsBank of Texas, N.A., as administrative agent and letter of credit agent, and BankBoston, N.A. as documentation agent and six other participant banks. The Restated Credit Agreement is essentially a renewal of the Credit Agreement dated as of September 25, 1995, as amended. Under the Restated Credit Agreement, the banks have committed a maximum of $110 million to the Company for cash borrowings and letters of credit. The Agreement allows for interest on outstanding borrowings to be computed under one of two methods based on the Base Rate or the London Interbank Offered Rate (all as defined). The Restated Credit Agreement limits indebtedness (as defined) and cash dividends and requires the maintenance of various covenants including, but not limited to, minimum consolidated FIFO tangible net worth, minimum working capital, minimum FIFO net income or (loss) and a cumulative adjusted liquidity capacity test (all as defined). The Company intends to use the Restated Credit Agreement for general corporate and working capital purposes.

The $125 million unsecured 10.875% Senior Notes (Notes), which were issued in January 1995 under an Indenture are used principally to finance the permanent capital requirements of the Company. As of June 30, 1997, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Credit Agreement or a successor agreement, the payment of dividends and the repurchase of capital stock . The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.

Note D - Crude Oil and Refined Product Hedging Activities

The net deferred gain from crude oil and refined product hedging strategies was $.9 million at June 30, 1997. Included in these hedging strategies are contracts maturing from August 1997 to December 1997. The Company is using these contracts to defer the pricing of approximately 4% of its crude oil commitments and to fix the margin on approximately 5% of its refined products, for the aforementioned period.

Note E - Calculation of Net Income (Loss) Per Common Share

Net income per common share for the three months ended June 30, 1997 and 1996 is based on the weighted average of common shares outstanding of 9,733,813 and 9,663,795, respectively. Net income (loss) per common share for the six months ended June 30, 1997 and 1996 is based on the weighted average of common shares outstanding of 9,733,647 and 9,711,040, respectively.

Note F - Litigation and Contingencies

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company had recorded a liability of approximately $12.5 million as of June 30, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of capital nature.

Except as noted above and in Part II, Item I, Legal Proceedings, of this Quarterly Report on Form 10-Q, there have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's Sales and operating revenues decreased $39.8 million or 9.2% in the second quarter of 1997 from the comparable period in 1996. The decrease in Sales and operating revenues was primarily attributable to a 5% decrease in petroleum product sales volumes and to a 7.1% decrease in the average sales price per gallon of petroleum products. Additionally, there was a slight decrease in merchandise sales of 1.3% for the three months ended June 30, 1997 compared to the same 1996 period. The year to date decrease was a result of a 7.7% decrease in petroleum product sales volumes which was partially offset by a 3.6% increase in the average sales price per gallon of petroleum products. The decreases in sales volumes of petroleum products for the three and six months ended June 30, 1997 as compared to the same 1996 periods is due principally to the processing agreement with Statoil North America, Inc. which effectively reduced the Company's refined product available for sale.

Retail gasoline gross margin per gallon (gasoline gross profit as a percentage of gallons sold) decreased from $.16 to $.11 for the second quarter of 1996 and 1997, respectively. This decrease is due to a $.09 reduction in the average selling price of retail gasoline which was partially offset by a $.04 reduction in the average cost per gallon of retail gasoline sales.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 28.8% to 31% for the six months ended June 30, 1997 compared to the same 1996 period. This increase in gross margin is a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. While merchandise sales on a same store basis for the year to date period June 1997 were comarable with the same 1996 period, this marketing strategy has resulted in average monthly merchandise gross profit increases, on a same store basis, of approximately 7.6% for the six months ended June 30, 1997 compared to the same 1996 period and has contributed to the $1.2 million or 8.3% increase in merchandise gross profit.

Costs and operating expenses decreased $51.3 million or 13% in the second quarter of 1997 from the comparable period in 1996. The decrease was due to a 9.7% decrease in the average cost per barrel consumed of crude oil and feedstocks and to decreases in petroleum products sales volumes as previously discussed. Costs and operating expenses decreased $44.7 million or 6% for the six months ended June 30, 1997 compared to the same period in 1996. The year to date decrease was due principally to decreases in petroleum products sales volumes as previously discussed which were partially offset by slight increases in the average cost per barrel consumed of crude oil and feedstocks of 3.4%. Additionally, despite increases in fuel gas costs due to higher processing rates and higher prices, Pasadena refinery operating expenses decreased 4.8% and 6%, respectively, for the three and six months ended June 30, 1997 compared to the same 1996 periods. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of falling prices increased the Company's gross margin $.45 per barrel ($6.7 million) and $.58 per barrel ($16.7 million), respectively, for the second quarter and year to date periods ended June 30, 1997, while decreasing gross margin $.08 per barrel ($1.2 million) and $.33 per barrel ($8.9 million), respectively, in the comparable periods in 1996 when prices were rising.

Yields of distillates increased slightly to 56,800 barrels per day (bpd) (34.5%) for the second quarter 1997 from 49,800 bpd (34.3%) for the same period in 1996 while finished gasoline production increased slightly from 89,800 bpd (61.8%) for the second quarter 1996 to 91,200 bpd (55.3%) for the second quarter 1997. Similarly, yield of distillates were increased to 53,300 bpd (33.5%) for the six months ended June 30, 1997 from 48,000 bpd (33.1%) for the same period in 1996 while finished gasoline production was decreased slightly from 87,600 bpd (60.4%) for the six months ended June 30, 1996 to 87,200 bpd (54.7%) for the six months ended June 30, 1997.

Selling and administrative expenses decreased $1.4 million or 3.1% for the six months ended June 30, 1997 compared to the same period in 1996. The decrease is principally due to the inclusion in 1996 of approximately $1 million in corporate administrative expenses associated with a management reorganization. Additionally, for the year to date period ended June 30, 1997, the Company reduced other corporate level administrative expenses by approximately $.5 million compared to the same period in 1996. Selling and administrative expenses for the second quarter of 1997 were comparable to the same 1996 period.

Operating costs and expenses for the three and six months ended June 30, 1997 included $.1 million and $.3 million, respectively, of expenses for retail units that have been closed. This compares to $.2 million and $.3 million, respectively, for the three and six months ended June 30, 1996. The six months ended June 30, 1997 included $2.5 million in reductions of accruals related to environmental matters compared to $.7 million and $1 million, respectively, for the second quarter and year to date periods ended June 30, 1996. Additionally, Operating costs and expenses included $1.3 million related to incentive plan accruals and certain pending litigation for the second quarter and year to date periods of 1997 while reductions of $3.9 million related to the adjustment of certain pending litigation and employee benefit costs were included for the second quarter and year to date periods ended June 30, 1996.

Depreciation and amortization for the three and six months ended June 30, 1997 were comparable to the same 1996 periods.

During the second quarter of 1997, the Company closed two product terminals, one located in Curtis Bay, Maryland and the other located in Doraville, Georgia.
The Company has made arrangements with another major petroleum company with terminal facilities located in these areas to meet our supply needs.


Liquidity and Capital Resources

Net cash provided by operating activities (including changes in assets and liabilities) totaled $17.4 million for the six months ended June 30, 1997 compared to cash used in operating activities of $7.4 million for the six months ended June 30, 1996. The 1997 inflows consist primarily of net cash provided by operations before changes in assets and liabilities of $27 million. Partially offsetting these cash inflows were cash outflows of $9.6 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in crude oil and refined products payables and other payables. These working capital outflows were partially offset by decreases in accounts receivable and decreases in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity, as well as, increases in federal excise tax accruals (net of payments). The 1996 outflows consist primarily of $9.6 million related to working capital requirements resulting primarily from decreases in accrued income and excise tax liabilities and other accounts payable and to increases in accounts receivable and prepaid operating expenses, principally related to insurance premiums. These working capital outflows were partially offset by decreases in the value of crude oil and finished products inventories and increases in crude oil and refined products payables. Partially offsetting these cash outflows was cash provided by operations of $2.2 million before changes in working capital.

Net cash outflows from investment activities were $16.2 million for the six months ended June 30, 1997 compared to a net outflow of $21.2 million for the same 1996 period. The 1997 amount consists principally of capital expenditures of $12.2 million (which includes $4.1 million for refinery operations and $6.9 million relating to the marketing area). Additionally, there were refinery turnaround expenditures of $5.5 million and $1.9 million in capitalized expenditures related to corporate strategic projects. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.8 million and decreases in investments in unconsolidated subsidiaries of $.1 million. The 1996 activity relates primarily to $14.7 million of capital expenditures (which includes $6.4 million relating to refinery operations and $5.6 million relating to the marketing area). In addition, there were refinery turnaround expenditures of $3.5 million and $3.9 million in capitalized expenditures related to corporate strategic projects.

Net cash used in financing activities was $.1 million for the six months ended June 30, 1997 compared to cash provided by financing activities of $19 million for the six months ended June 30, 1996. The 1997 cash outflow consists principally of $.7 million in amortization of the Company's capitalized lease obligations. Partially offsetting these cash outflows were decreases in long-term notes receivable of $.6 million. The 1996 cash inflows consist principally of $19.1 million in net proceeds received from debt and credit agreement borrowings due primarily to cash borrowings from the Company's unsecured revolving Credit Agreement. Partially offsetting these cash inflows were increases of $.5 million in long-term notes receivable.

Cash and cash equivalents at June 30, 1997 were $4.6 million higher than at June 30, 1996. This increase resulted primarily from cash provided by operating activities of $52.5 million. Partially offsetting these cash inflows was cash used in investment activities of $27.5 million, which includes capital expenditures of $15.5 million, net of $6.1 million of proceeds received from the sale of property, plant and equipment principally related to the sale of the Elizabeth, New Jersey bulk product terminal and 6 non-strategic retail facilities in South Carolina. Additionally, cash outflows from investment activities included $8 million in capitalized expenditures related to corporate strategic projects and deferred turnaround charges of $6.8 million. These cash outflows were partially offset by an increase in cash of $2.6 million resulting from decreases in other deferred assets and decreases in investments in unconsolidated subsidiaries of $.1 million. Additionally, cash used in financing activities for the twelve month period ended June 30, 1997 totaled $20.3 million relating primarily to net borrowings from the Company's debt and credit agreement facilities of $21.3 million which were partially offset by net proceeds from long-term notes receivable of $.9 million and net proceeds from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan of $.1 million.

The ratio of current assets to current liabilities at June 30, 1997 was 1.40:1 compared to 1.12:1 at June 30, 1996 and 1.29:1 at December 31, 1996. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.63:1 at June 30, 1997, 1.42:1 at June 30, 1996 and 1.60:1 at
December 31, 1996.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be
reasonably estimated.    The Company believes, but provides no assurance, that
cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $12.5 million as of June 30, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $12.5 million includes accruals for issues extending past 1997.

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

During the years 1997-1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries of at least $3.8 million and $2 million, respectively. Of these expenditures, it is anticipated that $2.8 million for Pasadena and $1.5 million for Tyler will be of a capital nature, while $1 million and $.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $3.2 million through 1998.

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains two credit facilities to finance its business requirements and supplement internally generated sources of cash.

At June 30, 1997, the Company was in compliance with all covenants and provisions of the Revolving Credit Agreement effective September 25, 1995, as amended.

As discussed in Note C of Notes to Unaudited Condensed Financial Statements, effective August 1, 1997, the Company entered into the First Restated Credit Agreement (Restated Credit Agreement), which is included as Exhibit 4 of this filing. Management believes the Restated Credit Agreement will adequately provide anticipated working capital requirements as well as support future growth opportunities. As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Restated Credit Agreement, the Company had outstanding as of August 12, 1997, irrevocable standby letters of credit in the principal amount of $27.2 million for purposes in the ordinary
course of business and unused commitments totaling $82.8 million.   Meeting the
covenants imposed by the Restated Credit Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Restated Credit Agreement for the remainder of the year.

At the Company's option, up to $37.5 million of the Unsecured 10.875% Senior Notes (Notes) may be redeemed at 110.875% of the principal amount at any time prior to February 1, 1998. After such date, they may not be redeemed until February 1, 2000 when they are redeemable at 105.438% of the principal amount, and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes. At this time, management does not intend to exercise any options for early redemption of its Senior Notes.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs, net of proceeds from sales of property, plant and equipment, in 1997 are projected to approximate $46 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the Credit Agreement effective as of August 1, 1997, or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. Any major acquisition would likely require a combination of additional debt and equity.

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

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in Part II, Item I, Legal Proceedings of this Quarterly Report on Form 10-Q, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit.


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



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company has been involved in negotiations with the United States Environmental Protection Agency (EPA) to resolve a Notice of Violation (NOV) issued to the Company in December of 1996, regarding alleged exceedances of the Pasadena refinery's National Pollutant Discharge Elimination System (NPDES) permit. As part of the final negotiations respecting this matter, the EPA served the Company with an Administrative Complaint (Docket No. VI-97-1617) on
July 21, 1997.   The Company plans to undertake additional stormwater management improvements to reduce the possibility of future exceedances, and the Company expects to pay a penalty of approximately $125,000 in settlement of the charges.

On July 10, 1997, the Texas Natural Resource Conservation Commission (TNRCC) issued an NOV to the Company for alleged violations pertaining to record keeping and notice requirements and to potential concentration standards for hydrogen sulfide and air emissions of sulfur dioxide from the Pasadena refinery (No. HG-0175-D). The Company plans to upgrade equipment at the refinery by December of 1997 to improve the removal efficiencies of hydrogen sulfide and disulfides.
The Company anticipates that the TNRCC may seek to assess a penalty in connection with the enforcement action.

On July 21, 1997, Texans United for a Safe Economy Education Fund, the Sierra Club, the Natural Resources Defense Council, Inc., and several individuals, filed a Clean Air Act citizens' suit in the United States District Court for the Southern District of Texas against the Company, alleging violations by the Company's Pasadena refinery of certain state and federal environmental air regulations. Texans United for a Safe Economy Education Fund, et al. vs. Crown Central Petroleum Corporation, H-97-2427 (S.D. Tex.). The alleged violations pertain to record keeping and notice requirements and to potential exceedances of concentration standards for hydrogen sulfide and air emissions of sulfur dioxide from the refinery. Most of the alleged violations were redressed in a 1995 TNRCC Agreed Order, and the remaining alleged violations, which have been previously self-reported to the TNRCC and the Harris County Pollution Control Department, are the subject of the enforcement action by the TNRCC described above. The plaintiffs seek injunctive relief and civil penalties.

On June 25, 1997, a purported class action lawsuit was filed in the state district court of Harris County, Texas by individuals who claim to have suffered personal injuries and property damage from the operation of the Company's Pasadena refinery. Allman, et al. vs. Crown Central Petroleum Corporation, et al., C.A. No. 97-39455 (District Court of Harris County, Texas). This suit seeks unspecified compensatory damages and $50 million in punitive damages.

Seven employees at the Pasadena refinery and one at the Tyler refinery have filed a purported class action suit in the United States District Court for the Eastern District of Texas alleging race and sex discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended, and in violation of the Civil Rights Act of 1871, as amended. Lorretta Burrell, et al. vs. Crown Central Petroleum Corporation, C.A. No. 97-CVO-357 (E.D. Tex.). The named plaintiffs seek to represent several subclasses of salaried and hourly African-American and female employees of the Company.

The citizens' suit and the two purported class action suits have been filed recently. No discovery has been completed in these cases, and there has been no action taken by the courts with respect to the plaintiffs' requests for class certification in the Allman and the Burrell cases. The Company is, therefore, unable to assess the probability of an adverse outcome or to determine if such an outcome might be material. A preliminary review of these cases suggests, however, that the Company has meritorious defenses. The Company intends to vigorously defend these cases.

There has been no other material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibit:

      4 -  First Restated Credit Agreement effective as of August 1, 1997

      11 -   Statement re:  Computation of Earnings Per Share

      20 - Interim Report to Stockholders for the three and six months ended
           June 30, 1997

      27 - Financial Data Schedule


      (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended June 30, 1997.


                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION



                                 /s/--Jan L. Ries
                                 Jan L. Ries
                                 Controller
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  August 14, 1997