Form 10-Q
period 1997-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1997-11-13
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q



   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

                            YES  X     NO


The number of shares outstanding at October 31, 1997 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,227,967 shares, respectively.


      CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        Table of Contents
        <
        C
        >

                                                           Page

PART I  -   FINANCIAL INFORMATION

Item 1  -   Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets
            September 30, 1997 and December 31, 1996       3-4

            Consolidated Condensed Statements of
            Operations
            Three and nine months ended September 30,       5
            1997 and 1996

            Consolidated Condensed Statements of Cash
            Flows
            Nine months ended September 30, 1997 and        6
            1996

            Notes to Unaudited Condensed Financial         7-11
            Statements

Item 2  -   Management's Discussion and Analysis of
            Financial
            Condition and Results of Operations           12-18


PART II -   OTHER INFORMATION

Item 1  -   Legal Proceedings                               18

Item 6  -   Exhibits and Reports on Form 8-K                18

            Exhibit 11                                 -           Statement re:
            Computation of Earnings Per Share

            Exhibit 20                                 -           Interim Report to
            Stockholders for the three and nine months
                   ended September 30, 1997

            Exhibit 27                                 -           Financial Data
            Schedule

SIGNATURE                                                   19


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements




              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                            September   December
                                                30         31
                                            1997       1996
 Assets                                     (Unaudite
                                                d)

 Current Assets
  Cash and cash equivalents                 $42,862    $36,031
  Accounts receivable - net                  99,879    113,447
  Recoverable income taxes                    5,083      4,820
  Inventories                               110,544     66,004
  Other current assets                        2,649     13,207
     Total Current Assets                   261,017    233,509





 Investments and Deferred Charges            46,208     33,807





 Property, Plant and Equipment              628,042    640,238
  Less allowance for depreciation           335,301    342,321
    Net Property, Plant and Equipment       292,741    297,917







                                            $       59 $       56
                                            9,966      5,233




See notes to unaudited consolidated condensed financial statements.





              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                            September   December
                                                30         31
                                            1997       1996
 Liabilities and Stockholders' Equity       (Unaudite
                                                d)

 Current Liabilities
  Accounts payable:
    Crude oil and refined products          $105,431   $112,532
    Other                                    33,019     17,130
  Accrued liabilities                        43,570     49,594
  Current portion of long-term debt           1,452      1,379
     Total Current Liabilities              183,472    180,635

 Long-Term Debt                             126,483    127,196

 Deferred Income Taxes                       44,726     30,535

 Other Deferred Liabilities                  37,437     39,492

 Common Stockholders' Equity
   Common stock, Class A - par value $5 per
 share:
     Authorized shares -- 7,500,000; issued
 and
     outstanding  shares  --  4,817,394  in  24,087     24,087
 1997 and 1996
   Common stock, Class B - par value $5 per
 share:
     Authorized shares -- 7,500,000; issued
 and
     outstanding  shares  --  5,218,975  in
 1997 and
    5,165,786 in 1996                        26,095     25,829
  Additional paid-in capital                 94,323     91,817
  Unearned restricted stock                  (5,145                                          ) (2,951)
  Retained earnings                          68,488     48,593
     Total Common Stockholders' Equity      207,848    187,375


                                            $      599 $       56
                                            ,966       5,233




See notes to unaudited consolidated condensed financial statements.



              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            Crown Central Petroleum Corporation and Subsidiaries
              (Thousands of dollars, except per share amounts)


                                                 (Unaudited)
                                   Three Months Ended    Nine Months Ended
                                      September 30          September 30
                                   1997            1    1997       1996
                                              996
Revenues
 Sales and operating revenues     $412,798        $3    $1,198,7        $
                                              97,889    61         1,200,18
                                                                   8

Operating Costs and Expenses
 Costs and operating expenses      361,380         3    1,067,          1
                                              68,068    053        ,118,435
 Selling and administrative        23,126          2    68,316          6
expenses                                      2,815                9,438
 Depreciation and amortization      7,896          7    23,219          2
                                              ,970                 3,999
 Sales of property, plant and        (260                          )     139    (413                           )     116
equipment
                                   392,142         3    1,158,          1
                                              98,992    175        ,211,988

Operating Income (Loss)            20,656          (    40,586          (
                                              1,103)               11,800)
Interest and other income             519          344   1,920          1
                                                                   ,608
Interest expense                   (3,635                          )     (    (10,652                          )     (
                                              3,584)               10,778)

Income (Loss) Before Income Taxes  17,540          (    31,854          (
                                              4,343)               20,970)

Income Tax Expense (Benefit)        6,275          (    11,958          (
                                              707 )                7,336)

Net Income (Loss)                 $11,265          $    $19,896         $
                                              (3,636)              (13,634                          )


Net Income (Loss) Per Share       $  1.16         $(    $ 2.04         $(
                                              .37 )                1.40)




See notes to unaudited consolidated condensed financial statements.





        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars)


                                             (Unaudited)
                                          Nine Months Ended
                                             September 30
                                         1997       1996

  Net Cash Flows From Operating
  Activities
   Net cash from operations before
     changes in assets and liabilities   $52,373    $ 8,184
   Net changes in assets and             (14,592                          )(18,280                          )
  liabilities

     Net Cash Provided by (Used in)      37,781     (10,096                          )
  Operating Activities


  Cash Flows From Investment Activities
   Capital expenditures                  (20,372                          )(19,752                          )
   Proceeds from sales of property,
  plant
     and equipment                        5,215       2,135
   Capitalization of software costs      (2,986)     (2,225                          )
   Deferred turnaround maintenance       (12,994                          ) (4,518                          )
   Other charges to deferred assets        (343)     (2,188                          )

     Net Cash (Used in) Investment       (31,480                          )(26,548                          )
  Activities


  Cash Flows From Financing Activities
   Proceeds from debt and credit         26,316      71,000
  agreement borrowings
   (Repayments) of debt and credit       (26,982                          )(53,181                          )
  agreement borrowings
   Net cash flows from long-term notes      616        (308                          )
  receivable
   Issuance of common stock                 580        490

     Net Cash Provided by Financing         530      18,001
  Activities


  Net Increase (Decrease) in Cash and    $6,831     $(18,643                         )
  Cash Equivalents





See notes to unaudited consolidated condensed financial statements.


NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

September 30, 1997


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values. At September 30, 1997, approximately 2.2 million barrels of crude oil and refined products inventory were held in excess of anticipated year-end quantities which are valued at the lower of cost (first-in, first-out) or market.

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

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 (SOP 96-1) "Environmental Remediation Liabilities" which provides further authoritative guidance with respect to the recognition, measurement, display and disclosure of environmental remediation liabilities effective for fiscal years beginning after December 15, 1996. The Company will adopt SOP 96-1 in the fourth quarter of 1997. Based upon the Company's review of the information available as of September 30, 1997, the adoption of SOP 96-1 is not expected to have a material adverse effect on the Company.

Derivative Financial Instruments - Futures, forwards and exchange traded options are used periodically to manage the exposure of the Company's refining margins to crude oil and refined product price fluctuations. The Company also uses the futures market to manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. Futures, forwards and exchange traded options entered into with commodities brokers and other integrated oil and gas companies are utilized to execute the Company's strategies. These instruments generally allow for settlement at the end of their term in either cash or product.

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

Credit Risk - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at September 30, 1997. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

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

Statements of Cash Flows - Net changes in assets and liabilities presented in the Unaudited Consolidated Condensed Statements of Cash Flows is composed of the following:


                                              Nine Months Ended
                                                 September 30
                                               1997                          1996
                                                (thousands of
                                                   dollars)

Decrease (increase) in accounts receivable   $13,568   $  (929)
(Increase) decrease in inventories           (44,540                            )  3,486
Decrease (increase) in prepaid operating      10,558    (1,751)
expenses and other current assets
(Decrease) increase in crude oil and          (7,102                            ) 18,179
refined products payable
Increase (decrease) in other accounts         15,890   (11,325)
payable
(Decrease) in accrued liabilities and other   (5,498                            )(26,704)
deferred liabilities
Decrease in recoverable and deferred income    2,532       764
taxes

                                             $(14,592                           )$(18,280                            )


Reclassifications - To conform to the 1997 presentation, the Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 1996 has been restated to disclose as a separate line item those costs related to capitalization of software costs which had been previously included in Other charges to deferred assets. This reclassification had no effect on net cash used in investment activities as originally reported.

Recently Issued Pronouncements - In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. This Statement attempts to simplify the computation of EPS and make the United States standard for computing EPS more compatible with the similar standard of the International Accounting Standards Committee. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB Opinion No. 15), and is effective for financial statements for both interim and annual periods ending after December 15, 1997 with earlier application prohibited. After the effective date, all EPS data presented shall be restated to conform with the provisions of SFAS No.
128. The Company will adopt this Statement in the fourth quarter of 1997. Restated EPS data for prior periods is not expected to differ materially from the EPS data originally disclosed for those periods.

Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, Disclosure of Information About Capital Structure (SFAS No. 129), which requires disclosures about capital structure previously found in APB Opinion No. 15, Earnings Per Share. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The capital structure disclosures currently provided by the Company are in compliance with the provisions of APB Opinion No. 15. As such, the adoption of SFAS No. 129 in the fourth quarter of 1997 will have no impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130), which applies to all enterprises that provide a full set of financial statements that report financial position, results of operations, and cash flows. The provisions of SFAF No. 130 are effective for fiscal years beginning after December 15, 1997 with earlier application permitted. SFAS No. 130 need not be applied to immaterial items. Since the Company currently has no material items of other comprehensive income as defined by this Statement, the adoption of SFAS No. 130 in the first quarter of 1998 is not expected to have an impact on the Company's financial statements.

Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which applies to all public business enterprises that are required to file financial statements with the Securities and Exchange Commission or that provide financial statements for the purpose of issuing any class of securities in a public market. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete annual sets of financial statements and in condensed financial statements of interim periods issued to shareholders. This Statement is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. This Statement need not be applied to interim financial statements in the initial year of application. The Company expects to adopt SFAS No. 131 in the fourth quarter of 1998.

Note B - Inventories

Inventories consist of the following:
                                           September    December
                                               30          31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Crude oil                                   $41,308    $22,150
Refined products                            94,251     84,516
   Total inventories at FIFO (approximates  135,559    106,666
current cost)
LIFO allowance                              (37,978                                 )(52,988                                 )
  Total crude oil and refined products      97,581     53,678

Merchandise     inventory     at      FIFO   6,870      6,001
(approximates current cost)
LIFO allowance                              (1,861                                  )         (
                                                       1,861)
  Total merchandise                          5,009      4,140

Materials and supplies inventory at FIFO     7,954      8,186
  Total Inventory                           $110,544   $66,004



Note C - Long-term Debt and Credit Arrangements

Long-term debt consists of the following:
                                           September    December
                                               30          31
                                             1997        1996
                                               (thousands of
                                                  dollars)

Unsecured 10.875% Senior Notes              $124,771   $124,748

Purchase Money Lien                          2,724       3,330

Other obligations                              440         497
                                            127,935    128,575
Less current portion                         1,452       1,379
  Long-Term Debt                            $126,483   $127,196


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

As of September 30, 1997, under the terms of the First Restated Credit Agreement dated as of August 1, 1997, the Company had no outstanding cash borrowings and outstanding irrevocable standby letters of credit in the principal amount of $5.5 million. Unused commitments under the terms of the Restated Credit Agreement totaling $104.5 million were available for future cash borrowings and issuance of letters of credit at September 30, 1997. As of September 30, 1997, the Company was in compliance with all covenants and provisions of the Restated Credit Agreement and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year.

The $125 million unsecured 10.875% Senior Notes (Notes), which were issued in January 1995 under an Indenture are used principally to finance the permanent capital requirements of the Company. As of September 30, 1997, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Restated Credit Agreement or a successor agreement, the payment of dividends and the repurchase of capital stock . The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.


Note D - Crude Oil and Refined Product Hedging Activities

The net deferred loss from crude oil and refined product hedging strategies was $.6 million at September 30, 1997. Included in these hedging strategies are contracts maturing from November 1997 to February 1998. The Company is using these contracts to defer the pricing of approximately 7% of its crude oil commitments and to fix the margin on approximately 1% of its refined products, for the aforementioned period.


Note E - Calculation of Net Income (Loss) Per Common Share

Net income (loss) per common share for the three months ended September 30, 1997 and 1996 is based on the weighted average of common shares outstanding of 9,745,626 and 9,732,378, respectively. Net income (loss) per common share for the nine months ended September 30, 1997 and 1996 is based on the weighted average of common shares outstanding of 9,737,640 and 9,718,152, respectively.


Note F - Litigation and Contingencies

As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company had recorded a liability of approximately $12.1 million as of September 30, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of capital nature.

Except as noted above and in Part II, Item I, Legal Proceedings, of this Quarterly Report on Form 10-Q, there have been no material changes in the status of litigation and contingencies as discussed in Item 3, Legal Proceedings and in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's Sales and operating revenues increased $14.9 million or 3.7% in the third quarter of 1997 from the comparable period in 1996. The increase in Sales and operating revenues was primarily attributable to an 8.2% increase in petroleum product sales volumes and to a 4.3% increase in merchandise revenues. Partially offsetting these increases was a 3.1% decrease in the average sales price per gallon of petroleum products. The increase in sales volumes is due primarily to a planned increase in refinery production volumes in reaction to improvements in the 3-2-1 crack spread for the third quarter of 1997 compared to the third quarter of 1996, as well as increased demand in the Company's market area. Sales and operating revenues decreased $1.4 million or .1% for the nine months ended September 30, 1997 compared to the same period in 1996. The year to date decrease was a result of a 2.6% decrease in petroleum product sales volumes which was partially offset by a 1.3% increase in the average sales price per gallon of petroleum products. The decreases in sales volumes of petroleum products for the nine months ended September 30, 1997 as compared to the same 1996 periods is due principally to the processing agreement with Statoil North America, Inc. which effectively reduced the Company's refined product available for sale. The Statoil agreement expired during the third quarter of 1997.

Costs and operating expenses decreased $6.7 million or 1.8% in the third quarter of 1997 from the comparable period in 1996. The decrease was due to a 10.5% decrease in the average cost per barrel consumed of crude oil and feedstocks which was partially offset by increases in petroleum products sales volumes as previously discussed. Costs and operating expenses decreased $51.4 million or 4.6% for the nine months ended September 30, 1997 compared to the same period in 1996. The year to date decrease was due principally to decreases in petroleum products sales volumes as previously discussed and to slight decreases in the average cost per barrel consumed of crude oil and feedstocks of 1.4%. Additionally, despite increases in fuel gas costs due to higher processing rates and higher prices, Pasadena refinery operating expenses decreased 3.9% for the nine months ended September 30, 1997 compared to the same 1996 period. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of rising prices decreased the Company's gross margin $.12 per barrel ($1.7 million) and $.48 per barrel ($6.8 million), respectively, for the third quarter of 1997 compared to the same 1996 period. The use of the LIFO method decreased the Company's gross margin by $.38 per barrel ($15.7 million) for the year to date period ended September 30, 1996. While prices rose during the third quarter of 1997, overall, prices have fallen for the nine months ended September 30, 1997. During this period the use of the LIFO method increased the Company's gross margin $.35 per barrel ($15 million).

Retail gasoline gross margin per gallon (gasoline gross profit as a percentage of gallons sold) decreased from $.14 to $.09 for the third quarter of 1996 and 1997, respectively. This decrease is due to a $.03 reduction in the average selling price of retail gasoline and to a $.02 increase in the average cost per gallon of retail gasoline sales.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased from 28.9% to 30.6% for the nine months ended September 30, 1997 compared to the same 1996 period. This increase in gross margin is a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. While merchandise sales on a same store basis for the year to date period September 1997 were comparable with the same 1996 period, this marketing strategy has resulted in average monthly merchandise gross profit increases, on a same store basis, of approximately 4.6% for the nine months ended September 30, 1997 compared to the same 1996 period and has contributed to the $1.8 million or 8% increase in merchandise gross profit.

In the third quarter of 1997, the Company adjusted its gasoline and distillate production to take advantage of better gasoline margins compared to distillate margins. Correspondingly, yields of finished gasoline increased to 95,100 barrels per day (bpd) (60.2%) for the third quarter of 1997 from 85,400 bpd (57%) for the same period in 1996 while yields of distillates decreased slightly from 51,700 bpd (34.6%) for the third quarter 1996 to 49,100 bpd (31.1%) for the third quarter 1997. Yields of finished gasoline were increased slightly to 89,900 bpd (56.5%) for the nine months ended September 30, 1997 from 86,900 bpd (58.8%) for the same period in 1996 while distillate production was increased slightly from 49,300 bpd (33.3%) for the nine months ended September 30, 1996 to 51,900 bpd (32.7%) for the nine months ended September 30, 1997.

Selling and administrative expenses decreased $1.1 million or 1.6% for the nine months ended September 30, 1997 compared to the same period in 1996. The decrease is principally due to the inclusion in 1996 of approximately $1 million in corporate administrative expenses associated with a management reorganization. Selling and administrative expenses for the third quarter of 1997 were comparable to the same 1996 period.

Depreciation and amortization for the three and nine months ended September 30, 1997 were comparable to the same 1996 periods.

During the second quarter of 1997, the Company closed two product terminals, one located in Curtis Bay, Maryland and the other located in Doraville, Georgia. The Company has made arrangements with another major petroleum company with terminal facilities located in these areas to meet our supply needs.

Operating costs and expenses for the three and nine months ended September 30, 1997 included $.1 million and $.4 million, respectively, of expenses for retail units that have been closed. This compares to $.2 million and $.2 million, respectively, for the three and nine months ended September 30, 1996. The nine months ended September 30, 1997 included $2.5 million in reductions of accruals related to environmental matters compared to expenses of $.2 million and $1.3 million, respectively, for the third quarter and year to date periods ended September 30, 1996. Additionally, Operating costs and expenses included $5.5 million and $6.8 million, respectively, related to incentive plan accruals and certain pending litigation for the third quarter and year to date periods of 1997 while the third quarter and year to date periods ended September 30, 1996 included reductions of $1.1 million and $3.7 million, respectively, related to the adjustment of certain pending litigation and employee benefit costs.


Liquidity and Capital Resources

Net cash provided by operating activities (including changes in assets and liabilities) totaled $37.8 million for the nine months ended September 30, 1997 compared to cash used in operating activities of $10.1 million for the nine months ended September 30, 1996. The 1997 inflows consist primarily of net cash provided by operations before changes in assets and liabilities of $52.4 million. Partially offsetting these cash inflows were cash outflows of $14.6 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in crude oil and refined products payables and in federal excise tax accruals (net of payments). These working capital outflows were partially offset by increases in other accounts payable primarily related to accrued refinery turnaround expenses and to decreases in accounts receivable and in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity. The 1996 outflows consist primarily of $18.3 million related to working capital requirements resulting primarily from decreases in accrued income and excise tax liabilities and other accounts payable and to increases in accounts receivable and prepaid operating expenses, principally related to insurance premiums. These working capital outflows were partially offset by decreases in the value of crude oil and finished products inventories and increases in crude oil and refined products payables. Partially offsetting these cash outflows was cash provided by operations of $8.2 million before changes in working capital.

Net cash outflows from investment activities were $31.5 million for the nine months ended September 30, 1997 compared to a net outflow of $26.5 million for the same 1996 period. The 1997 amount consists principally of capital expenditures of $20.4 million (which includes $11.5 million relating to the marketing area and $6.7 million for refinery operations). Additionally, there were refinery turnaround expenditures of $13 million and $3 million in capitalized expenditures related to internal use software and hardware. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $5.2 million. The 1996 activity relates primarily to $19.8 million of capital expenditures (which includes $8.7 million relating to the marketing area and $8.5 million relating to refinery operations). In addition, there were refinery turnaround expenditures of $4.5 million, $2.2 million in capitalized expenditures related to internal use software and hardware and increases in other deferred assets of $2.2 million. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $2.1 million.

Net cash provided by financing activities was $.5 million for the nine months ended September 30, 1997 compared to $18 million for the nine months ended September 30, 1996. The 1997 cash inflow consists principally of increases in long-term notes receivable of $.6 million and $.6 million received from issuances of the Company's common stock due to the exercise of stock options issued under the Company's incentive plans. These cash inflows were partially offset by $.7 million in amortization of the Company's capitalized lease obligations. The 1996 cash inflows consist principally of $17.8 million in net proceeds received from debt and credit agreement borrowings due primarily to cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, cash inflows included $.5 million from issuances of the Company's common stock due to the exercise of stock options issued under the Company's incentive plans. Partially offsetting these cash inflows were increases of $.3 million in long-term notes receivable.

Cash and cash equivalents at September 30, 1997 were $19.5 million higher than at September 30, 1996. This increase resulted primarily from cash provided by operating activities of $75.6 million. Partially offsetting these cash inflows was cash used in investment activities of $37.5 million, which includes capital expenditures of $19.1 million, net of $5.6 million of proceeds received from the sale of property, plant and equipment, principally related to the sale of the Elizabeth, New Jersey bulk product terminal and six non-strategic retail facilities in South Carolina. Additionally, cash outflows from investment activities included deferred turnaround charges of $13.3 million and $6.8 million in capitalized expenditures related to internal use software and hardware. These cash outflows were partially offset by an increase in cash of $1.8 million resulting from decreases in other deferred assets. Additionally, cash used in financing activities for the twelve month period ended September 30, 1997 totaled $18.7 million relating primarily to net repayments of borrowings under the Company's debt and credit agreement facilities of $20 million which were partially offset by net proceeds from long-term notes receivable of $.7 million and net proceeds from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan of $.6 million.

The ratio of current assets to current liabilities at September 30, 1997 was 1.42:1 compared to 1.13:1 at September 30, 1996 and 1.29:1 at December 31, 1996. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 37%, the ratio of current assets to current liabilities would have been 1.64:1 at September 30, 1997, 1.47:1 at September 30, 1996 and 1.60:1 at December 31, 1996.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be
reasonably estimated.    The Company believes, but provides no assurance,
that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $12.1 million as of September 30, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $12.1 million includes accruals for issues extending past 1997.

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

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains a credit facility to finance its business requirements and supplement internally generated sources of cash.


Effective August 1, 1997, the Company entered into the First Restated Credit Agreement (Restated Credit Agreement) which is essentially a renewal of the Revolving Credit Agreement dated as of September 25, 1995, as amended. Management believes the Restated Credit Agreement will adequately provide anticipated working capital requirements as well as support future growth opportunities. As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Under the Restated Credit Agreement, the Company had outstanding as of September 30, 1997, irrevocable standby letters of credit in the principal amount of $5.5 million for purposes in the ordinary course of business and unused
commitments totaling $104.5 million.   Meeting the covenants imposed by the
Restated Credit Agreement is dependent, among other things, upon the level of future earnings. At September 30, 1997, the Company was in compliance with all covenants and provisions of the First Restated Credit Agreement effective as of August 1, 1997. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Restated Credit Agreement for the remainder of the year.

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

Effective August 11, 1997, the Company entered into a Purchase Money Lien (Money Lien) for the financing of land, buildings and equipment at certain service station and convenience store locations. Each draw-down for land and buildings under the Money Lien is repayable in 72 monthly installments based on twelve year amortization with the remaining principal balance payable after 72 months. Each draw-down for equipment under the Money Lien is repayable in 60 monthly installments. The effective rate of each draw-down is based upon a fixed spread over the then current six year or five year U.S. Treasury Note rate for land and buildings, and equipment, respectively. The Money Lien allows for a maximum draw-down of $10 million. The Money Lien is secured by the service station and convenience store land, buildings and equipment having a cost basis of $.3 million at September 30, 1997. It is the Company's intention to draw the remaining balance by the end of fiscal year 1998.

In addition, the Company has arranged a $6 million Lease Line of Credit (Lease Line) to finance point-of-sale computer equipment to be installed at its company operated retail facilities. The Company will commence utilization of the Lease Line in the fourth quarter of 1997 as the equipment is delivered and installed with full utilization occurring in 1998.

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

The Company has disclosed in Note I of Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in Note F of Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. Additional disclosures concerning litigation are contained in Item 3, Legal Proceedings, of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in Item 1 of Part II of this Quarterly Report on Form 10-Q. The Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of the litigation or the contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out with management and supervisory personnel and intends to continue full operations until an agreement is reached with the collective bargaining unit.


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




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Notice of Violation issued by the Environmental Protection Agency regarding illegal exceedances of the Pasadena refinery's NPDES permit was resolved by the Company in November 1997. In settlement of this matter, the Company paid a penalty of $.1 million and agreed to complete a schedule of stormwater management system improvements by July 1998. Plaintiffs in the Allman suit have dropped all class action claims, and discovery has now begun in the Allman, Burrell and Texans United suits.

There have been no other material changes in the status of legal proceedings as reported in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, are not expected to have a material adverse effect on the Company.



Item 6 - Exhibits and Reports on Form 8-K

      (a)    Exhibit:

      11 -   Statement re:  Computation of Earnings Per Share

      20 - Interim Report to Stockholders for the three and nine months ended September 30, 1997

      27 - Financial Data Schedule


      (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended September 30, 1997.

                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION



                                 /s/--Jan L. Ries
                                 Jan L. Ries
                                 Controller
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  November 13, 1997
                                     19