Form 10-K
period 1997-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1998-03-27
CIK 25885

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.   20549

                          FORM 10-K

  (Mark One)
      [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal year ended DECEMBER 31, 1997
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
  For the transition period from ___________ to ____________

                Commission File Number 1-1059

             CROWN CENTRAL PETROLEUM CORPORATION
    (Exact name of registrant as specified in its charter)

            MARYLAND                52-0550682
  (State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

  ONE NORTH CHARLES STREET
  BALTIMORE, MARYLAND               21201
  (Address of principle executive offices)          (Zip Code)

  Registrant's telephone number, including area code: (410) 539-
  7400

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12
  months, and (2) has been subject to such filing requirements
  for the past 90 days.          YES [X]     NO___

  The aggregate market value of the voting stock held by nonaffiliates as of December 31, 1997 was $142,173,301.

  The number of shares outstanding at January 31, 1998 of the registrant's $5 par value Class A and Class B Common Stock was
  4,817,394 shares and 5,130,040 shares, respectively.

             DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 23, 1998 are incorporated by reference into Items 10 through 13, Part III.

             CROWN CENTRAL PETROLEUM CORPORATION
                       AND SUBSIDIARIES


                      TABLE OF CONTENTS

                                                            PAGE

  PART I

  Item 1Business                                             l

  Item 2Properties                                           3

  Item 3Legal Proceedings                                    8

  Item 4Submission of Matters to a Vote of
        Security Holders                                     9

  PART II

  Item 5Market for the Registrant's Common
        Equity and Related Stockholder Matters               10

  Item 6Selected Financial Data                              11

  Item 7Management's Discussion and Analysis
        of Financial Condition and Results of Operations     12

  Item 8Financial Statements and Supplementary Data          20

  Item 9Changes in and Disagreements with Auditors on
        Accounting and Financial Disclosure                  39

  PART III

  Item 10 Directors and Executive Officers of the Registrant
  40

  Item 11                             Executive Compensation
  41

  Item 12                     Security Ownership of Certain
        Beneficial Owners and Management                     41

  Item 13     Certain Relationships and Related Transactions
  41


  PART IV

  Item 14            Exhibits, Financial Statement Schedules
        and Reports on Form 8-K                              41

                            PART I


  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

  This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation those under "Liquidity and Capital Resources" and "Additional Factors that May Affect Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Annual Report on Form 10-K for the year ended December 31, 1997, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-K for the year ended December 31, 1997, including without limitation in conjunction with the forward-looking statements included in this Annual Report on Form 10-K that are referred to above. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

  ITEM 1.  BUSINESS

  GENERAL

  Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is one of the largest independent refiners and marketers of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 336 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

  The refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and its status as the only supplier of a full range of refined petroleum products in its local market area. The refineries are operated to generate a product mix of over 89% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $52 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Pasadena refinery has one of the highest rates of conversion to higher margin fuels, according to an industry study. The Tyler refinery enjoys essentially the same product yield characteristics as the Pasadena refinery.

  The Company is the largest independent retail marketer in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing region of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1997 market share of approximately 13%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Charlotte and Raleigh, North Carolina and Atlanta, Georgia. Over the past several years, the Company has rationalized and refocused its retail operations, resulting in significant improvements in average unit performance and positioning these operations for growth from a profitable base. For the year ended December 31, 1997, average merchandise sales per unit increased 3.2% on a same store basis when compared with 1996. The Company has made substantial investments of approximately $28 million at its retail locations pursuant to environmental requirements from 1989 to 1997 and believes that over 91% of its retail units are currently in full or substantial compliance with the 1998 underground storage tank environmental standards. The Company does not anticipate any problems in meeting the compliance requirements for the remaining retail units.

  Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 12 of this report.

  At December 31, 1997, the Company employed 2,819 employees.
  The total number of employees decreased approximately 2.9% from year-end 1996.


  REGULATION

  Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and clean-up of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining, terminal operations and retail marketing. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions. A more detailed discussion of environmental matters is included in Note A and Note I of Notes to Consolidated Financial Statements on pages 26 and 35, respectively, of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 19 of this report.


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

  The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $1 million.


  ITEM 2.   PROPERTIES

  REFINING OPERATIONS

  OVERVIEW

  The Company owns and operates two strategically located, high conversion refineries with a combined capacity of 152,000 barrels of crude oil per day--a 100,000 barrel per day facility located in Pasadena, Texas, near Houston, and a 52,000 barrel per day facility located in Tyler, Texas. Both refineries are operated to generate a product mix of over 89% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel, as well as home heating oil. When operating to maximize the production of light products, the product mix at both of the Refineries is approximately 55% gasoline, 33% distillates (such as diesel, home heating oil, jet fuel, and kerosene), 6% petrochemical feedstocks and 6% slurry oil and petroleum coke.

  The Pasadena refinery and Tyler refinery averaged production of 106,709 barrels per day and 52,310 barrels per day, respectively, during 1997. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of sour (high sulphur content) crude oil in their mix.

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


  PASADENA REFINERY

  The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized since 1969 and today has a rated crude capacity of 100,000 barrels per day. During the past five years, the Company has invested approximately $29 million in major upgrades and maintenance projects.

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

  In 1997, the Pasadena refinery crude unit was shut down for 24 days for the completion of a planned maintenance turnaround and accordingly operated at only 84% of rated crude unit capacity with production yielding approximately 56% gasoline and 32% distillates. Of the total gasoline production, approximately 19% was premium octane grades. In addition, the Pasadena refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur.

  The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

  The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 55% of the Pasadena refinery's total gasoline production capability.


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

  In 1997, the Tyler refinery operated at approximately 95% of rated crude unit capacity, with production yielding approximately 55% gasoline and approximately 36% distillates. Of the total gasoline production, approximately 25% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 60% of production distributed at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the truck terminal sales.

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

  As of December 31, 1997, the Company had 336 retail locations. Of these 336 units (237 owned and 99 leased), the Company directly operated 232 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

  While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is the largest independent retail marketer of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. In the Company's primary retail marketing area of Baltimore, Maryland, the Company is the leading independent gasoline retailer, with a 1997 market share of approximately 13%. In addition to its leading market position in Baltimore, the Company has a geographic concentration of retail locations in high growth areas such as Raleigh and Charlotte, North Carolina and Atlanta, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.

  RETAIL UNIT OPERATIONS

  The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 1997, the Company had 70 convenience stores, 124 mini-marts and 142 gasoline stations.

  The Company's convenience stores operate primarily under the names Fast Fare and Zippy Mart. These units generally contain 1,500 to 2,800 square feet of retail space and typically provide gasoline and a variety of convenience store merchandise such as tobacco products, beer, wine, soft drinks, snacks, dairy products and baked goods and more recently food service items.

  The Company's mini-marts generally contain up to 800 square feet of retail space and typically sell gasoline and much of the same merchandise as at the Company's convenience stores. The Company has installed lighted canopies which extend over the multi-pump fuel islands at most of its locations. This provides added security and protection from the elements for customers and employees.

  The Company's gasoline stations generally contain up to 100 square feet of retail space in an island kiosk and typically offer gasoline and a limited amount of merchandise such as tobacco products, candies, snacks and soft drinks.

  The Company's units are brightly decorated with its trademark signage to create a consistent appearance and encourage customer recognition and patronage. The Company believes that consistency of brand image is important to the successful operation and expansion of its retail marketing system. In all aspects of its retail marketing operations the Company emphasizes quality, value, cleanliness and friendly and efficient customer service. The Company has conducted customer surveys which indicate strong consumer preference for units which are well-lighted and safe. In response to such customer preferences, the Company has initiated a system-wide lighting upgrade and safety enhancement program.

  While the Company derives approximately 76% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines, and management continues to evaluate the addition of new ancillary services such as the marketing of fast food from major branded chains. At December 31, 1997, the Company has two locations offering A&W fast food products, two locations offering Lil' Caesar fast food products and an additional two locations offering Taco Bell fast food products.


  DEALER OPERATIONS

  The Company maintains 104 dealer-operated units, all of which are located in Maryland. Under the Maryland Divorcement Law, refiners are prohibited from operating gasoline stations. The Maryland units are operated under a Branded Service Station Lease and Dealer Agreement (the "Dealer Agreement"), generally with a term of three years. Pursuant to the Dealer Agreement, a dealer leases the facility from the Company and purchases and resells Crown-branded motor fuel and related products. Dealers purchase and resell merchandise from independent third parties. The Dealer Agreement sets forth certain operating standards; however, the Company does not control the independent dealer's personnel, pricing policies or other aspects of the independent dealer's business. The Company believes that its relationship with its dealers has been very favorable as evidenced by a low rate of dealer turnover.

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

  TRANSPORTATION

  Most of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally receives between 20,000 and 25,000 barrels per day of crude through this system. Foreign crudes (principally from the North Sea, West Africa and South America) account for approximately 65% of total Pasadena crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.


  TERMINALS

  The Company operates eight product terminals located along the Colonial and Plantation pipeline systems and, in addition to the terminal at the Tyler refinery, operates four product terminals located along the Texas Eastern Products Pipeline system. These terminals have a combined storage capacity of
  1.9 million barrels. The Company's distribution network is augmented by agreements with other terminal operators also located along these pipelines. In addition to serving the Company's retail requirements, these terminals supply products to other refiner/marketers, jobbers and independent distributors.


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

  The Company has entered into product exchange agreements for approximately one-quarter of its Tyler refinery production with two major oil companies headquartered in the United States. These agreements provide for the delivery of refined products at the Company's terminals in exchange for delivery by these companies of a similar amount of refined products to the Company. The terms of these agreements extend through March 1999 and December 1999, respectively, and require the exchange of 6,000 barrels per day and 7,000 barrels per day, respectively. These exchange agreements provide the Company with the ability to broaden its geographic distribution, supply markets not connected to the refined products pipeline systems and reduce transportation costs.

  ITEM 3.  LEGAL PROCEEDINGS

  The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company. The Company's legal proceedings are further discussed in Note I of Notes to Consolidated Financial Statements on page 35 of this report.

  The Company negotiated a settlement with the Environmental Protection Agency ("EPA") in late 1997 to pay a fine of $137,500 and to make improvements to the Pasadena refinery's waste water discharge system to address alleged exceedances of the Pasadena refinery's Clean Water Act permit. The wastewater system improvements will be completed by March 31, 1998 and are expected to cost approximately $650,000.

  The Company's Tyler, Texas refinery received a Notice of Violation from the Texas Natural Resource Conservation Commission ("TNRCC") in October of 1997 regarding alleged noncompliance with TNRCC's air program. The Company has addressed the majority of the alleged non-compliances and is evaluating and negotiating the resolution of one remaining alleged violation. The Company does not expect the costs of implementation of applicable measures will exceed $100,000.

  In July of 1997, the Pasadena refinery was issued a Notice of Violation by the TNRCC pertaining to record keeping and notice requirements and to alleged exceedances of concentration standards for hydrogen sulfide and air emissions of sulfur dioxide from the refinery. TNRCC proposed a penalty of $651,875 in November 1997 and an enforcement order is currently being negotiated. The Company has already installed certain backup equipment and, by June 15, 1998, the Company will complete the upgrading of equipment at the refinery to improve the removal efficiencies of hydrogen sulfide and sulfides from certain operating processes at a cost of approximately $300,000.

  The Pasadena and Tyler refineries and many of the Company's other facilities are involved in a number of other environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 14 through 17 of this report, and in Note I of Notes to Consolidated Financial Statements on page 35 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

  On July 21, 1997, Texans United for a Safe Economy Education Fund, the Sierra Club, the Natural Resources Defense Council, Inc. and several individuals filed a Clean Air Act citizens' suit in the United States District Court for the Southern District of Texas against the Company, alleging violations by the Company's Pasadena refinery of certain state and federal environmental air regulations. TEXANS UNITED FOR A SAFE ECONOMY EDUCATION FUND, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, H-97-2427 (S.D. Tex.). The alleged violations pertain to record keeping and notice requirements and to potential exceedances of concentration standards for hydrogen sulfide and air emissions of sulfur dioxide from the refinery that had been previously self reported by the Company to the applicable government agency. Most of the alleged violations were redressed in a 1995 TNRCC Agreed Order and most of the remaining alleged violations are the subject of the enforcement action by the TNRCC described above. The plaintiffs seek injunctive relief and civil penalties. The Company has filed a Motion for Summary Judgment and discovery is underway.

  On June 25, 1997, a purported class action lawsuit was filed in the state district court of Harris County, Texas by individuals who claim to have suffered personal injuries and property damage from the operation of the Company's Pasadena refinery. ALLMAN, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, ET AL., C.A. No. 97-39455 (District Court of Harris County, Texas). This suit seeks unspecified compensatory damages and $50 million in punitive damages. The plaintiffs have now dropped all class action claims. The matter is in discovery.

  Seven employees at the Pasadena refinery and one at the Tyler refinery have filed a purported class action suit in the United States District Court for the Eastern District of Texas alleging race and sex discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended, and in violation of the Civil Rights Act of 1871, as amended. LORRETTA BURRELL, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, C.A. No. 97-CVO-357 (E.D. Tex.). The named plaintiffs seek to represent several subclasses of salaried and hourly African-American and female employees of the Company. The matter is in discovery.

  There has been no action taken by the Court with respect to the plaintiffs' request for class certification in the Burrell case, and discovery has not been completed in Texans United, Allman or Burrell. A review of these cases suggests, however, that the Company has meritorious defenses. The Company intends to vigorously defend these cases and in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any of these cases will have a material adverse effect on the Company.

  In February 1998, the Company and thirteen other companies, including several major oil companies, were sued on behalf of the EPA and the TNRCC under the Comprehensive Environmental Response Compensation, and Liability Act of 1980 (the "Superfund Statute") to recover the costs of removal and remediation at the Sikes Disposal Pits Site (the "Sikes Site") in Harris County, Texas. The Company does not believe that it sent any waste material to the Sikes Site or that there is any credible evidence to support the government's claim that it did so. In fact, the Company has developed considerable evidence to support its position that it should not have been named as a Potentially Responsible Party ("PRP"). The EPA and TNRCC allege that they incurred costs in excess of $125 million in completing the remediation at the Sikes Site.
  Since the Superfund Statute permits joint and several liability and any PRP is theoretically at risk for the entire judgment, the Company intends to vigorously defend this action. Based upon the information currently available, the Company expects that it will eventually prevail in this matter. In addition, the Company has been named by the EPA and by several state environmental agencies as a PRP at various other federal and state Superfund sites. The Company's exposure in these matters has either been resolved, is properly reserved or is de minimis and is not expected to have a material adverse effect on the Company.

  The foregoing environmental proceedings are not of material importance to Crown's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings although not material.

  The Company's collective bargaining agreement with the Oil Chemical & Atomic Workers Union ("OCAW") covering employees at the Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations, on February 5, 1996 the Company implemented a lock out of employees in the collective bargaining unit at the Pasadena facility. OCAW subsequently filed a number of unfair labor practice charges with the National Labor Relations Board ("NLRB") and all of these charges have been dismissed by the NLRB. The lock out and negotiations on a new contract continue.



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


                  COMMON STOCK MARKET PRICES AND CASH DIVIDENDS

                                1997                   1996
                          ----------------     ----------------
                                ----                 ---
                             Sales Price            Sales Price
                                                                                                    Low    High          Low
                          High
                          ------   -------      -------     -------
                                   -
  CLASS A COMMON STOCK

  First Quarter          $ 14      $11  1/8      $19  1/8   $  14
                         1/4                                3/4

  Second Quarter          15        12  1/8       20  7/8    15  1/8
                         7/16

  Third Quarter            22       14  3/4        15          13
                         1/2                    1/2        3/8

  Fourth Quarter          21 7/8    17  1/2      14  3/4     12  1/4


  Yearly                  22 1/2    11  1/8      20  7/8     12  1/4


  CLASS B COMMON STOCK

  First Quarter          $ 13      $ 11         $  18      $  14  3/4
                         3/4                    1/2

  Second Quarter          15        11  5/8      20  3/8    14  5/8
                         7/16

  Third Quarter           22        14  3/4      15  1/2    13  1/8
                         1/4

  Fourth Quarter          20        16  5/8      14  5/8    11  3/4
                         3/8

  Yearly                  22        11           20  3/8    11  3/4
                         1/4


  The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated Financial Statements on page 28 of this report. There were no cash dividends declared on common stock in 1997 or 1996.

  The number of shareholders of the Company's common stock based on the number of record holders on December 31, 1997 was:

   Class A Common Stock             525
   Class B Common Stock             646


  TRANSFER AGENT & REGISTRAR
  BankBoston
  c/o Boston EquiServe
  Boston, Massachusetts




  ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1997 should be read in conjunction with the Consolidated Financial
  Statements.

                      1997      1996      1995      1994       1993
                  ---------  --------  ---------  -------   --------
                             -                    -
                    (Thousands of dollars except per share amounts)
Sales and
operating         $1,602,6   $1,635,             $1,318,   $1,451,
revenues          24         276       $1,451,3  558       183
                                       49
Income (loss)
before
extraordinary
item               19,235    (2,767)              (35,406     (4,3
                                       (67,367   )         00   )
                                       )
Extraordinary
item                                   (3,257)
Net income (loss)  19,235    (2,767)   (70,624)  (35,406      (4,3
                                                 )         00   )
Total assets      594,003    565,233   583,214   704,076     656,1
                                                           78
Long-term debt    127,506    127,196   128,506   96,632       65,5
                                                           79



Per Share Data:
Income (loss)
before
extraordinary
item                 1.97      (.28)    (6.95)    (3.63      (.44)
                                                 )
Net income (loss)    1.97      (.28)    (7.28)    (3.63      (.44)
                                                 )

Per Share Data -
assuming
dilution:
Income (loss)
before
extraordinary
item                 1.94      (.28)    (6.95)    (3.63      (.44)
                                                 )
Net income (loss)    1.94      (.28)    (7.28)    (3.63      (.44)
                                                 )


  The extraordinary loss in 1995, which was recorded in the first quarter, resulted from the early retirement of the remaining principal balance of the Company's 10.42%
  Senior Notes with the proceeds from the sale of $125 million of Unsecured Senior Notes due February 1, 2005.

  The net loss in 1995 was unfavorably impacted by a pre-tax write-down of certain refinery assets of $80.5 million in the fourth quarter relating to the adoption of Statement of Financial Accounting Standards No. 121
  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

  The net loss in 1994 was unfavorably impacted by a pre-tax write-down of $16.8 million in the third quarter relating to the abandonment of plans to construct a hydrodesulphurization unit at the Pasadena refinery.

  There were no cash dividends declared in 1997, 1996, 1995, 1994 or 1993.

  ITEM 7.               MANAGEMENT'S  DISCUSSION AND
  ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  The Company's Sales and operating revenues decreased 2% in 1997 compared to a 12.7% increase in 1996. The 1997 decrease in Sales and operating revenues was primarily due to a 3.6% decrease in the average unit selling price of petroleum products. These increases were partially offset by a 1% increase in petroleum product sales volumes and a $1.6 million or 1.6% increase in merchandise sales. The 1996 increase in Sales and operating revenues was primarily due to a 16.7% increase in the average unit selling price of petroleum products and a $3.4 million or 3.5% increase in merchandise sales. These increases were partially offset by a 3.8% decrease in petroleum product sales volumes principally attributable to the processing contract with Statoil wherein the Company processed 20,000 barrels per day for Statoil during the last five months of 1996.

  As previously mentioned, merchandise sales increased $1.6 million or 1.6% to $103.7 million for the year ended December 31, 1997 compared to the same period in 1996, while merchandise gross profit increased $2.4 million or 8.4% for the year ended December 31, 1997 compared to the same period in 1996. Merchandise gross margin
  (merchandise gross profit as a percent of merchandise sales) was 30.4% and 28.5% for the years ended December 31, 1997 and 1996, respectively. These aggregate increases occurred despite a slight reduction in the number of operating units during the period, and are attributable to the Company's merchandise pricing program which has selectively increased margins on targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. As a result of the strategy, aggregate merchandise gross profit, on a same store basis, increased 3.5% in 1997 as compared to 1996. Same store average monthly merchandise sales increased approximately 3% in 1997 as compared to 1996.

  Gasoline sales accounted for 55.7% of total 1997 revenues, while distillates and merchandise sales represented 29% and 6.5%, respectively. This compares to a dollar mix from sales of 54.3% gasoline, 31.2% distillates and 6.2% merchandise in 1996; and 57.8% gasoline, 24.2% distillates and 6.8% merchandise in 1995.

  The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated Sales and operating revenues during the last three years:


  SALES OF PRINCIPAL PRODUCTS
  millions of dollars
                                 1997      1996    1995
                                 ------ --------  -------
         Gasoline                $892.2   $888.1   $839.4
         No. 2 Fuel & Diesel      419.4    436.4    335.7

  Costs and operating expenses decreased 4% in 1997
  compared to an 11.8% increase in 1996. The 1997 decrease was primarily attributable to the Company's use of the last-in, first-out (LIFO) method to value inventory which results in a better matching of current revenues and costs.
  The impact of LIFO was to decrease the Company's
  Costs and operating expenses by approximately
  $27.3 million in 1997 while increasing Costs and operating expenses by $.9 million in 1996.
  Additionally, there was a decrease in the average consumed cost per barrel of crude oil and feedstocks of 6.6%. These decreases were partially offset by slight increases in petroleum products sales volumes as mentioned above. The
  1996 increase was attributable to an increase in the average consumed cost per barrel of crude oil and feedstocks of 20.5%. This increase was partially offset by slight decreases in petroleum products sales volumes. The average consumed cost per barrel includes only those costs directly associated with the purchase and processing of crude oil and feedstocks. Accordingly, refinery operating expenses are not included in the average consumed cost per barrel of crude oil and feedstocks.

  The Company utilizes the last-in, first-out (LIFO) method to value its inventory. The LIFO method attempts to achieve a better matching of costs to revenues by including the most recent costs of products in Costs and operating expenses. The impact of the Company's use of the LIFO method was to increase the Company's gross margin over what it would have been had the first-in, first-out
  (FIFO) method of inventory valuation been utilized in 1997 by $.51 per barrel ($27.3 million) while decreasing the Company's gross margins in 1996 and 1995 by $.02 per barrel ($.9 million) and $.12 per barrel ($6.7 million), respectively. The 1996
  LIFO impact is net of gross margin increases of $5.9 million resulting from a change in base year values for a portion of the Company's LIFO inventories and reductions in LIFO inventories of $15.2 million, which were carried at lower costs prevailing in prior years. The 1995 LIFO impact is net of a $4.9 million gross margin increase resulting from a reduction in LIFO inventories.

  Total yields of finished gasoline were increased slightly to 89,000 barrels per day (bpd) (56%) in 1997 from 85,500 bpd (56%) in 1996 while distillate production was increased slightly from 51,700 bpd (33.9%) in 1996 to 52,800 bpd (33.2%)
  in 1997. In early 1996, the Company adjusted its distillate and gasoline production to take advantage of better distillate margins compared to gasoline margins. Correspondingly, yields of distillates were increased to 51,700 (bpd) (33.9%) in 1996 from 46,200 bpd (29.8%) in 1995, while gasoline production was decreased from 90,700 bpd
  (58.6%) in 1995 to 85,500 bpd (56%) in 1996.
  Total refinery production was 159,000 bpd in 1997, 152,600 bpd in 1996 and 154,800 bpd in 1995.

  Selling and administrative expenses decreased 7.6%
  in 1997 after increasing 16.1% in 1996.  The 1997
  decrease was primarily due to decreases in store
  level operating expenses which include decreases
  related to environmental expenses and decreases in
  advertising and insurance related accruals.
  Additionally, Coronet Security Systems operations,
  which were consolidated for a full year in 1996
  were only consolidated for the first quarter of
  1997 which resulting in a decrease in reported
  administrative costs of approximately $1.1
  million.  Coronet Security System's operations
  were contributed to a new corporation in March of
  1997.  The Company accounts for its investment in
  this new corporation under the equity method.
  Corporate administrative expenses in 1996 included
  approximately $1 million associated with a
  management reorganization. Partially offsetting
  these decreases were increases of approximately
  $.9 million in employee incentive payments ( from
  $1 million in 1996 to $1.9 million in 1997) due to
  improved Company performance.  The 1996 increase
  was primarily due to increases in store level
  operating expenses principally related to
  additional retail outlets acquired in the third
  quarter of 1995 which operated for a full year in
  1996 and to a same price cash or credit gasoline
  marketing strategy that increased credit card
  processing fees.   Also included in 1996 were
  increased labor costs resulting from the installation of branded fast food operations in certain retail outlets. Additionally the Company recorded approximately $1 million in corporate administrative expenses associated with a management reorganization, $.8 million associated with certain long-range strategic initiatives and $1 million in employee incentive payments due to improved Company performance. At December 31,
  1997, the Company operated 266 retail gasoline facilities and 70 convenience stores compared to 264 retail gasoline facilities and 79 convenience stores at December 31, 1996 and 267 retail gasoline facilities and 81 convenience stores at December 31, 1995.

  Operating costs and expenses in 1997, 1996 and 1995 include $.8 million, $.5 million and $.1 million, respectively, of accrued non-environmental casualty related costs.
  Additionally, 1997 expenses include $1.7 million relating to the closure or sale of several marketing terminal locations and certain other corporate strategic initiatives. Included in
  Operating costs and expenses in 1996 and 1995 were $1.9 million and $3.2 million, respectively, related to environmental matters. Operating costs and expenses in 1997 and 1996 have been reduced by $1.8 million and $4.8 million, respectively, relating to adjustments in certain liability reserves. Additionally, 1995 expenses also include $3.7 million related to retail units that have been closed.

  Depreciation and amortization in 1997 was comparable to 1996. Depreciation and amortization decreased 13.3% in 1996. These decreases were primarily the result of the lower depreciable base due to the write-down of certain property, plant and equipment in connection with the implementation of Statement of Financial
  Accounting Standards No. 121 "Accounting for the
  Impairment of Long-Lived Assets and for Long-Lived
  Assets to be Disposed Of" (SFAS 121), effective
  October 1, 1995. The lower depreciable base resulted in a reduction of 1996 depreciation and amortization by approximately $3.9 million compared to 1995.

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

  Interest and other income in 1997 increased $.6 million after decreasing $3.4 million in 1996.
  The 1997 increase is due primarily to an increase in interest income of $1 million due to an increase in the average daily cash invested of $23.2 million which was partially offset by a loss of $.5 million from the equity in losses in affiliates. The 1996 decrease is due primarily to the consolidation in the fourth quarter of 1995 of the Company's wholly-owned insurance subsidiaries which reported $2.3 million in equity earnings
  (and was recorded as "other income") in 1995.  The
  1996 income of the Company's wholly-owned insurance subsidiaries of approximately $.8 million is reported as part of the Company's consolidated gross margin. Additionally, interest income decreased $1.2 million due to a decrease in the average daily cash invested of $25.7 million.

  Interest expense in 1997 was comparable to 1996 which was comparable to 1995.

  As previously discussed, in January 1995, the Company retired the remaining outstanding principal balance of the unsecured 10.42% Senior
  Notes (including a prepayment premium of $3.4
  million) with the proceeds from the sale of $125 million of Unsecured 10.875% Senior Notes due
  February 1, 2005 which resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million (after reduction for the income tax benefit of $2 million).


  LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and cash equivalents were $.6 million higher at year-end 1997 than at year-end
  1996. The increase was attributable to cash provided by operating activities of $40.9 million and cash inflows from financing activities of $1.7 million. These inflows were partially offset by $42 million of net cash outflows from investment activities.

  Net cash inflows from operating activities in 1997 is net of $19.3 million in net outflows relating to other assets and liabilities. These outflows were primarily the result of increases in crude oil and finished product inventories due primarily to the expiration in 1997 of the crude oil processing contract with Statoil and decreases in crude oil and refined products payables.
  Partially offsetting these cash outflows were cash inflows relating to decreases in accounts receivable and decreases in prepaid insurance premiums. Additional cash inflows relate to decreases in recoverable and deferred income taxes, increases in employee incentive plan accruals due to improved operating results in 1997, increases in excise tax liabilities and increases in other accounts payable. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms. Rack sales at the Company's product terminals are sold by truckload
  (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period.

  Net cash inflows from financing activities in 1997 relates primarily to net proceeds of $.9 million from issuances of the Company's Class B Common
  Stock due to exercises of stock options and to net proceeds of $.4 million from the reduction of long-term notes receivable.

  Net cash outflows from investment activities in 1997 consisted principally of capital expenditures of $31.9 million (which includes $17.4 million related to the marketing area, $9.7 million for refinery operations and $4.8 million related to corporate strategic projects) and $14.1 million of refinery deferred turnaround costs. Additionally, cash outflows from investing activities include
  $3.9 million in capitalized costs of software developed for the Company's own use. The total outflows from investment activities were partially offset by proceeds from the sale of property, plant and equipment of $7.3 million.

  The ratio of current assets to current liabilities was 1.47:1 and 1:29 : 1, respectively, at December
  31, 1997 and 1996. If FIFO values had been used for all inventories, the ratio of current assets to current liabilities would have been 1.63:1 at December 31, 1997 and 1.60:1 at December 31, 1996.

  Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a significant capital investment will be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $11.1 million as of December 31, 1997 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $11.1 million includes accruals for issues extending past 1998.

  Environmental liabilities are subject to considerable uncertainties which affect the
  Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required clean-up efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters which would be expected to have a material adverse effect on the Company.

  During 1998, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $2.5 million and $1.4 million, respectively. Of these expenditures, it is anticipated that $1.5 million for Pasadena and $1 million for Tyler will be of a capital nature, while $1 million and $.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $1.6 million during 1998.

  As a result of a strong balance sheet and overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Effective August 1, 1997, the Company entered into the First Restated Credit
  Agreement (Restated Credit Agreement) which is essentially a renewal of the Revolving Credit
  Agreement dated as of September 25, 1995, as amended. Management believes the Restated Credit
  Agreement will adequately provide anticipated working capital requirements as well as support future growth opportunities. Under the Restated
  Credit Agreement, the Company had outstanding as of December 31, 1997, irrevocable standby letters of credit in the principal amount of $17.7 million for purposes in the ordinary course of business and unused commitments totaling $92.3 million. At
  December 31, 1997, the Company was in compliance with all covenants and provisions of the First
  Restated Credit Agreement effective as of August
  1, 1997. Meeting the covenants imposed by the Restated Credit Agreement is dependent, among other things, upon the level of future earnings.
  During the first quarter of 1998, refinery margins have continued to decline throughout the industry due to a number of factors. If this decline continues, revisions to the convenants and provisions of the Restated Credit Agreement may be required for the Company to remain in compliance.
  Due to the industry-wide nature of the margin reductions, it is management's opinion but there can be no assurance that the Company will be able to obtain the revisions to the convenants and provisions of the Restated Credit Agreement should they become necessary.

  At the Company's option, the Unsecured 10.875%
  Senior Notes (Notes) may be redeemed at 105.438% of the principal amount at any time after January
  31, 2000 and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes.

  The Purchase Money Lien effective December 1, 1993 discussed in Note C of Notes to Consolidated
  Financial Statements on page 28 of this report, is secured by certain service station and terminal equipment and office furnishings having a cost basis of $6.5 million. The effective rate for this Purchase Money Lien is 6.65%. Ninety percent of the principal is payable in 60 equal monthly installments which commenced in February 1994 with a balloon payment of 10% of the principal payable in January 1999.

  Effective August 11, 1997, the Company entered into a Purchase Money Lien (Money Lien) for the financing of land, buildings and equipment at certain service station and convenience store locations. Each draw-down for land and buildings under the Money Lien is repayable in 72 monthly installments based on twelve year amortization with the remaining principal balance payable after 72 months. Each draw-down for equipment under the Money Lien is repayable in 60 monthly installments. The effective rate of each draw-down is based upon a fixed spread over the then current six year or five year U.S. Treasury Note rate for land and buildings, and equipment, respectively. The Money Lien allows for a maximum draw-down of $10 million. At December 31, 1997, the Company has drawn $1.8 million from the Money
  Lien. The Money Lien is secured by the service station and convenience store land, buildings and equipment having a cost basis of $2.3 million at December 31, 1997. It is the Company's intention to draw the remaining balance by the end of fiscal year 1998.

  In addition, the Company has arranged a $6 million
  Lease Line of Credit (Lease Line) to finance point-of-sale computer equipment to be installed at its company operated retail facilities. At December 31, 1997, the Company has drawn $3.9 million of the Lease Line and expects to utilize the remaining balance in 1998.

  The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1998 are projected to approximate $57 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The
  Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the First Restated
  Credit Agreement or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements.
  The First Restated Credit Agreement expires on
  September 30, 1999 but may be extended for a period of one year upon agreement between the Company and a majority of the participant banks. Any major acquisition would likely require a combination of additional debt and equity.

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

  The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties.
  Business interruption coverage begins for such losses in excess of $1 million.

  The Company has disclosed in Note I of Notes to Consolidated Financial Statements on page 35 of this report, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service.
  Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year.
  However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company.
  Additionally, as discussed in Item 3. Legal
  Proceedings on page 8 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock out of employees in the collective bargaining unit. The
  Company has been operating the Pasadena refinery without interruption since the lock out and intends to continue full operations until an agreement is reached with the collective bargaining unit.

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

  The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries and a representative amount of total gasoline sold at the Company's retail units:



      EARNINGS SENSITIVITY    CHANGE                   ANNUAL IMPACT
      --------------------     -------  -------------
      Refining margin         $0.10/bbl                $ 5.8 million
      Retail margin  $0.01/gal                         $ 5.3 million


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









                      [This space intentionally left blank]

  IMPACT OF YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to determine the applicable year.
  Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  In 1993, the Company began a long-term project which encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement a state-of-the-art fully integrated software package which will allow for operating and record keeping efficiencies to more quickly provide the Company's management with the information it needs to make operating decisions. This software is Year 2000 ready. As such, the costs associated with the Year 2000 Issue are inseparable from the costs of implementing the new fully integrated software and no separate estimate is necessary. Project plans call for the completion of the implementation and testing of this software prior to any anticipated Year 2000 impact.

  The Company plans to initiate formal
  communications with all of its significant suppliers and large customers during 1998 to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year
  2000 Issues. The estimated costs and time associated with the impact of third party Year
  2000 Issues cannot be made until the evaluation of the extent of the Company's vulnerability to suppliers and large customers Year 2000 issues is completed.

  Based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors, the Company believes it will complete the implementation of the new fully integrated software prior to any adverse Year 2000 impact.
  However, there can be no guarantee that these estimates will be achieved and the actual date of full implementation could differ materially from the estimated date. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel knowledgeable with this software and similar uncertainties.







                      [This space intentionally left blank]



  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)



                                               December 31
                                             1997        1996
                                         ---------   -----------
                                         --
   ASSETS

   CURRENT ASSETS
    Cash and cash equivalents            $ 36,622    $
                                                     36,031
    Accounts receivable, less
   allowance for
      doubtful accounts (1997--$738;
   1996--                                 102,529      113,447
        $1,079)
    Recoverable income taxes                3,819        4,820
    Inventories                           109,279       66,004
    Other current assets                    2,097       13,207
                                         ---------   -----------
                                         --
      TOTAL CURRENT ASSETS                254,346      233,509



   INVESTMENTS AND DEFERRED CHARGES        44,448       33,807



   PROPERTY, PLANT AND EQUIPMENT
    Land                                   45,148       44,438
    Petroleum refineries                  364,081      374,490
    Marketing facilities                  200,011      195,366
    Pipelines and other equipment          25,823       25,944
                                         ---------   -----------
                                         --
                                          635,063      640,238

      Less allowance for depreciation     339,854      342,321
                                         ---------   -----------
                                         --
       NET PROPERTY, PLANT AND            295,209      297,917
   EQUIPMENT

                                         ---------   -----------
                                         --
                                         $594,003    $ 565,233
                                         =========   ===========
                                         ==


                                                See    notes   to   consolidated
  financial statements




                           CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)



                                               December 31
                                             1997        1996
                                         ---------   ----------
                                         --          -
   LIABILITIES AND STOCKHOLDERS'
   EQUITY


   CURRENT LIABILITIES
    Accounts payable:
     Crude oil and refined products       $104,391   $112,532
     Other                                 20,366     17,130
    Accrued liabilities                    46,766     49,594
    Current portion of long-term debt       1,498      1,379
                                          ---------  --------
                                          -          --
    TOTAL CURRENT LIABILITIES             173,021    180,635

   LONG-TERM DEBT                         127,506    127,196

   DEFERRED INCOME TAXES                   43,854     30,535

   OTHER DEFERRED LIABILITIES              42,267     39,492


   COMMON STOCKHOLDERS' EQUITY
    Class A Common Stock--par value $5
   per
        share:
    Authorized--7,500,000 shares;
    issued and outstanding shares--
    4,817,394 in 1997 and in 1996          24,087     24,087

    Class B Common Stock--par value $5
   per
        share:
    Authorized--7,500,000 shares;
    issued and outstanding shares--
    5,240,774 in 1997 and 5,165,786 in     26,204     25,829
   1996
    Additional paid-in capital             94,655     91,817
    Unearned restricted stock              (5,291)    (2,951
                                                     )
    Retained Earnings                      67,700     48,593
                                          ---------  --------
                                          -          --
    TOTAL COMMON STOCKHOLDERS' EQUITY     207,355    187,375
                                          ---------  --------
                                          -          --

                                          $594,003   $565,233
                                          =========  ========
                                          =          ==


                                             See notes to consolidated
  financial statements



                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)

                                              Year Ended December 31
                                             1997     1996       1995
                                          --------- ---------  ---------
                                          -         -          -
  REVENUES
   Sales and operating revenues           $1,602,   $1,635,2   $1,451,
                                          624       76         349

  OPERATING COSTS AND EXPENSES
   Costs and operating expenses            1,438,              1,340,596
                                          879       1,498,647
  Selling and administrative expenses       88,811   96,098    82,792
   Depreciation and amortization            31,623   31,756    36,640
   Sales, abandonments and write-down
  of
         property, plant and equipment:
  Write-down of property, plant and
   equipment                                                      80,524

  Sales and abandonments of property,         402       217      (311)
  plant and equipment
                                          --------- ---------  ---------
                                          --        -          -
                                          1,559,7   1,626,7    1,540,
                                          15        18         241
                                          --------- ---------  ---------
                                          -         -          -
                                                4          8         (
   OPERATING INCOME (LOSS)                2,909     ,558       88,892)
                                                2          2         5
   Interest and other income              ,617      ,001       ,351
                                                (          (         (
   Interest expense                       14,168)   13,982)    14,948)
                                          --------- ---------  ---------
                                          -         -          -
  INCOME (LOSS) BEFORE INCOME TAXES AND         3          (         (
  EXTRAORDINARY ITEM                      1,358     3,423 )    98,489)

  INCOME TAX EXPENSE (BENEFIT)            12,123       (656)   (31,122)
                                          --------- ---------  ---------
                                          -         -          -
  INCOME (LOSS) BEFORE EXTRAORDINARY      19,235     (2,767)   (67,367)
  ITEM

  EXTRAORDINARY (LOSS) FROM EARLY
  EXTINGUISHMENT
   OF DEBT (NET OF INCOME TAX BENEFIT                          (3,257)
  OF $2,039)
                                          --------- ---------  ---------
                                          -         -          -
  NET INCOME (LOSS)                       $19,235   $(2,767)   $(70,624
                                                               )
                                          ========= =========  =========
                                          =         =          =
  EARNINGS PER COMMON SHARE:
   Income (Loss) Before Extraordinary     $ 1.97    $  (.28)   $(6.95)
  Item
   Extraordinary (Loss) from Early
  Extinguishment of Debt                                         (.33)
                                          --------- ---------  ---------
                                          -         -          -
   Net Income (Loss)                      $ 1.97    $  (.28)   $(7.28)
                                          ========= =========  =========
                                          =         =          =
  EARNINGS PER COMMON SHARE - ASSUMING
  DILUTION:
   Income (Loss) Before Extraordinary     $ 1.94    $  (.28)   $(6.95)
  Item
   Extraordinary (Loss) from Early
  Extinguishment of Debt                                         (.33)
                                          --------- ---------  ---------
                                          -         -          -
   Net Income (Loss)                      $ 1.94    $  (.28)   $(7.28)
                                          ========= =========  =========
                                          =         =          =

  See notes to consolidated financial statements



        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)

                     Class A         Class B      AdditionalUnearned
                  Common Stock    Common Stock    Paid-In RestricteRetained
                                                          d
                  Shares  Amount  Shares   Amount Capital  Stock   Earnings  Total
                 -------------------------- ------- ------------------------- -------
                                 --        -       -                -        -
BALANCE AT
  JANUARY 1, 19954,817,392$24,087$4,985,70 $24,929 $ 90,549$ (1,266 $122,162 $260,
                                 6                        )                 461

Net (loss) for                                                      (70,624  (70,624            )
1995                                                               )
Adjustment to
  minimum pension
liability, net
of deferred
income
tax benefit of
   $174                                                               (324   (324)
                                                                   )
Stock registered
to participants
of stock
incentive
   plans                         149,800       749 1,273    (2,022
                                                          )
Market value
adjustments to
   Unearned
   Restricted                                      445     (445)
  Stock
Other                                52             (18)                      (18)
                 -------------------------- ------- ------------------------- -------
                                 -                -                         --
BALANCE AT
  DECEMBER 31,   4,817,39224,087 5,135,558 25,678  92,249   (3,733    51,214 189,495
  1995                                                    )

Net (loss) for                                                       (2,767  (2,767             )
1996                                                               )
Adjustment to
    minimum
  pension
  liability, net
    of deferred
  income taxes
  of $79                                                              146     146
Stock registered
to participants
   of stock
   incentive
 plans                           45,450     227     466       (693
                                                          )
Cancellation of
non-vested stock
 registered to
    participants
  of
  stock
incentive                        (51,050   (255)   (591)     846
plans                            )
Stock option
    exercises                     35,828    179     337                       516
Market value
   adjustments to
   Unearned
Restricted Stock                                   (629)     629
Other                                               (15)                      (15)
                 2
                 -------------------------- ------- ------------------------- -------
                                 -                -                         --
BALANCE AT
  DECEMBER 31,   4,817,39424,087 5,165,786 25,829  91,817   (2,951    48,593 187,375
  1996             of $133                                )

Net income for                                                        19,235 19,235
1997
Adjustment to
minimum pension
   liability,
   net of
  deferred
   income tax
   benefit of                                                         (128   (128)
$69                                                                )
Stock registered
to participants
 of stock
   incentive
   plans                         92,700     464     736    (1,200)
Cancellation of
non-vested stock
   registered to
   participants
  of
   stock
incentive                        (81,700   (409)   (571)     980
   plans                         )
Stock option
    exercises                     63,988    320     557                       877
Market value
 adjustments to
   Unearned
   Restricted                                       2,120  (2,120
  Stock                                                   )
Other                                                (4)                       (4)
                 -------------------------- ------- ------------------------- -------
                                 -                                          -
BALANCE AT
  DECEMBER 31,   4,817,394$24,0875,240,774 $26,204 $94,655 $(5,291  $67,700  $207,
  1997             OF $133                                )                 355
                 ========================== ======= ================ ======== =======
                                                                            =

  See notes to consolidated financial statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)



                                      Year Ended December 31
                                    1997        1996        1995
                                ---------- -----------  ---------
                                --         --           --
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                $19,235   $  (2,767    $(70,624
                                           )            )
Reconciling items from net
 income (loss) to net cash
 provided by operating
 activities:
 Depreciation and amortization    31,623      31,756     36,640
  and equipment                      402         217       (311)
Write-down from
implementation of SFAS No. 121
                                                         80,524
 Equity loss (earnings) in
   unconsolidated subsidiaries       500                 (2,369)
 Deferred income taxes            10,310      (1,406    (25,986)
                                           )
 Other deferred items             (1,446)      1,837      1,880
 Extraordinary loss                                       3,257
Changes in assets and
    liabilities
 Accounts receivable              10,918      (7,648     23,185
                                           )
 Inventories                     (43,275)     30,021     (1,092)
 Other current assets             11,110     (10,612     (1,331)
                                           )
 Crude oil and refined
    products payable              (8,141)        496    (38,841)
 Other accounts payable            3,236      (7,157     (5,701)
                                           )
 Accrued liabilities and other
    deferred liabilities           2,443   (10,250 )     15,288
 Recoverable and deferred
    income taxes                   4,010   3,263         (6,245)
 Deferred financing costs                                (4,102)
  NET CASH PROVIDED BY          ---------- -----------  ---------
      OPERATING ACTIVITIES      -             27,750    -
                                  40,925                  4,172
                                ========== ===========  =========
                                =                       =
CASH FLOWS FROM INVESTMENT
ACTIVITIES
 Capital expenditures            (31,924)    (24,101    (41,010)
                                           )
 Proceeds from sales of
    property, plant and
    equipment                      7,337       2,494      6,359
 Investment in subsidiaries          136                  6,778
   Capitalization of software
     costs                        (3,946)     (6,077     (6,908)
                                           )
 Deferred turnaround
     maintenance and other       (13,588)  (4,846  )     (2,637)
  NET CASH (USED IN)            ---------- -----------  ---------
     INVESTMENT ACTIVITIES      -            (32,530    -
                                 (41,985)  )            (37,418)
                                ========== ===========  =========
                                =                       =
CASH FLOWS FROM FINANCING
ACTIVITIES
 Proceeds from debt and credit
   agreement borrowings           27,776     108,000    142,711
 Repayments of debt and credit
   agreement borrowings          (27,378)  (109,522)    (122,755
                                                        )
 Net repayments (issuances)of
   long-term notes receivable        376   (228    )        467
 Issuances of common stock           877         516
 NET CASH PROVIDED BY (USED     ---------- -----------  ---------
   IN) FINANCING ACTIVITIES        1,651      (1,234    -
                                           )             20,423
                                ========== ===========  =========
                                                        =
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS            591   (6,014  )    (12,823)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR               36,031   42,045        54,868
                                ---------- -----------  ---------
                                                        -
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                    $36,622   $  36,031    $42,045
                                ========== ===========  =========
                                                        =
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION
 Cash paid during the year
   for:
  Interest (net of amount
     capitalized)                $13,232   $  13,007    $19,670
  Income taxes                     2,746         904      9,490


  See notes to consolidated financial statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Crown Central Petroleum Corporation and Subsidiaries




  NOTE  A--DESCRIPTION OF BUSINESS AND SUMMARY  OF
  ACCOUNTING POLICIES


  DESCRIPTION OF BUSINESS:  Crown Central
  Petroleum Corporation and subsidiaries (the
  Company) operates primarily in one business segment as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central
  United States and through a network of 336 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

  Crude oil and refined products are the
  Company's principal raw materials and finished goods, respectively. The price of crude oil and refined products are subject to worldwide market forces of supply and demand. Prices can be volatile and fluctuations influence the Company's financial results.

  Employment at the Company's Pasadena and Tyler refineries represent approximately 11% and 8%, respectively, of the Company's total employment at December 31, 1997. Additionally, approximately 67% of the Pasadena refinery employees and approximately 69% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Oil Chemical &
  Atomic Workers Union (OCAW) covering employees at the Pasadena refinery expired on February 1, 1996. The Pasadena refinery employees subject to the OCAW agreement were locked out by the Company on February 5, 1996. Negotiations for a new agreement are ongoing.

  Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria
  Oil and Gas Company (La Gloria) which operates the Tyler refinery, a pipeline gathering system in Texas and product terminals located along the Texas Eastern Products Pipeline system.

  FZ Corporation, a wholly-owned subsidiary of the Company, is the parent company of Fast
  Fare, Inc. which operates two convenience store chains in six states, retailing both merchandise and gasoline.

  The following summarizes the significant accounting policies and practices followed by the Company:

  PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Crown Central Petroleum Corporation and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

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

  Effective October 1, 1995, the Company adopted
  Statement of Financial Accounting Standards No.
  121 "Accounting for the Impairment of Long-
  Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset(s) may not be recoverable. At the time of adoption, the decline in operating margins and continuing operating losses were indicators of potential impairment at the Company's Tyler refinery. The estimated undiscounted cash flows anticipated from operating this refinery indicated that a write-down to fair market value was required under SFAS 121. This write-down from the initial adoption of SFAS 121 resulted in a charge to income before income taxes of $80.5 million which is included in the Statement of Operations as Write-downs of property, plant and equipment. The estimated fair value of these assets was determined by an independent appraisal.

  SOFTWARE CAPITALIZATION: Costs of developing and implementing software designed for the Company's own use are capitalized as incurred.
  Amortization is provided using the straight-line method over the estimated remaining useful lives of the related software.

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

  CREDIT RISK - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at December 31, 1997. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

  STOCK BASED COMPENSATION - The Company has adopted the disclosure provisions prescribed by SFAS 123 which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting
  Principles Board Opinion No. 25 while providing proforma disclosures of net income and earnings per share calculated using the fair value based method.

  RECENTLY ISSUED PRONOUNCEMENTS -In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
  Standards No. 130, Reporting Comprehensive
  Income (SFAS No. 130), which applies to all enterprises that provide a full set of financial statements that report financial position, results of operations, and cash flows. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997 with earlier application permitted. Since the Company currently has no material items of other comprehensive income as defined by this Statement, the adoption of SFAS
  No. 130 in the first quarter of 1998 is not expected to have an impact on the Company's financial statements.

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


  NOTE B--INVENTORIES



  Inventories consist of the following:

                                           December 31
                                                     1996
                                          1997
                                          -----     ------
                                          --        -
                                          (thousands of
                                             dollars)
Crude oil                                $42,164  $22,150
Refined products                         79,905        8
                                                  4,516
                                        --------  -------
                                                  -
 Total inventories at FIFO
(approximates current cost)              122,069       1
                                                  06,666
LIFO allowance                           (25,586  (52,988
                                        )         )
                                        --------  -------
                                                  -
 Total crude oil and refined products     96,483  53,678
                                        --------  -------
                                                  -

Merchandise inventory at FIFO
(approximates current cost)               6,806   6,001
LIFO allowance                           (1,929   (1,861
                                        )         )
                                        --------  -------
                                        -         --
 Total merchandise                        4,877   4,140
                                        --------  -------
                                        -         --

Materials and supplies inventory at       7,919   8,186
FIFO
                                        --------  -------
                                        -         --
 Total Inventory                        $109,279  $66,004
                                        ========  =======
                                        =         ==


  As a result of a reduction in LIFO inventories, which were carried at lower costs prevailing in prior years, the net loss for 1996 decreased by approximately $9.4 million
  ($.96 per share).

  NOTE C--LONG-TERM DEBT AND CREDIT ARRANGEMENTS


  Long-term debt consists of the following:

                                           December 31

                                          1997      1996
                                        --------    ------
                                        --          ----
                                        (thousands of
                                        dollars)
Unsecured 10.875% Senior Notes          $124,779  $124,748
Purchase Money Liens                    3,859        3,330
Other obligations                         366          497
                                        --------  --------
                                        -    1    128,575
                                        29,004

Less current portion                    1,498     1,379
                                        --------  --------
 Long-Term Debt                         $127,506  $127,196
                                        ========  ========



  The aggregate maturities of long-term debt through 2001 are as follows (in thousands):
  1998 - $1,498;  1999 - $983;  2000 - $152;  2001 - $127;
  2002 - $86.



  On January 24, 1995, the Company completed the sale of $125 million of unsecured 10.875%
  Senior Notes due February 1, 2005 priced at
  99.75% (Notes). Approximately $55 million of the net proceeds from the sale was used to retire the Company's outstanding 10.42% Senior
  Notes, including a net prepayment premium of $3.4 million, and $8 million was used to reduce amounts outstanding under the Company's unsecured bank lines. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. The retirement of the Company's outstanding 10.42%
  Senior Notes resulted in a net extraordinary loss in the first quarter of 1995 of $3.3 million.

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

  As of December 31, 1997, the Company had outstanding irrevocable standby letters of credit in the principal amount of $17.7 million. Unused commitments under the terms of the Credit Agreement totaling $92.3 million were available for future borrowings and issuance of letters of credit at December 31, 1997. The Company pays an annual commitment fee on the unused portion of the credit line.

  The Purchase Money Lien effective December 1,
  1993 is secured by certain service station equipment and office furnishings having a cost basis of $6.5 million. The effective rate for the Purchase Money Lien is 6.65%. Ninety percent of the principal is repayable in 60 monthly installments with a balloon payment of 10% of the principal payable in January 1999.

  Effective August 11, 1997, the Company entered into a Purchase Money Lien (Money Lien) for the financing of land, buildings and equipment at certain service station and convenience store locations. Each borrowing for land and buildings under the Money Lien is repayable in 72 monthly installments based on twelve year amortization with the remaining principal balance payable after 72 months. Each borrowing for equipment under the Money Lien is repayable in 60 monthly installments. The effective rate of each borrowing is based upon a fixed spread over the then current six year or five year U.S. Treasury Note rate for land and buildings, and equipment, respectively.
  The Money Lien allows for a maximum borrowing of $10 million. Borrowings at December 31,
  1997 under the Money Lien were approximately
  $1.8 million and are secured by the service station and convenience store land, buildings and equipment having a cost basis of $2.3 million at December 31, 1997. It is the Company's intention to draw the remaining balance by the end of fiscal year 1998.

  In addition, the Company has arranged a $6 million Lease Line of Credit (Lease Line) to finance point-of-sale computer equipment to be installed at its company operated retail facilities. At December 31, 1997, the Company has drawn $3.9 million of the Lease Line and expects to utilize the remaining balance in 1998.

  The following interest costs were charged to pre-tax income:



                                       Year Ended December 31
                                       1997      1996      1995
                                     -----     ------    ------
                                                           -
                                       (thousands of dollars)
Total interest costs incurred       $16,330   $15,822   $15,234
Less: Capitalized interest           2,162    1,840        286
                                    --------  --------  --------
                                    -                   -
                 Interest Expense   $14,168   $13,982   $14,948
                                    ========  ========  ========
                                    =                   =


  NOTE D--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

  The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was $1.2 million and $3.4 million at December 31, 1997 and 1996, respectively. Included in these hedging strategies are futures contracts maturing from February 1998 to April 1998. The Company is using these contracts to defer the pricing of approximately 7% of its crude oil commitments, fix the supply cost of crude oil on approximately 11% of supply and fix the margin on approximately 4% of its refined products, for the aforementioned period.


  NOTE E--INCOME TAXES

  Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                      1996
                                         1997
                                       ---------  ---------
                                                      -
                                          (thousands of
                                             dollars)
 Depreciation and amortization         $(66,958)   $(63,661
                                                  )
 Other                                 (26,260)     (26,066
                                                  )
                                       ---------    --------
                                      -           -
   Total deferred tax liabilities      (93,218)     (89,727
                                                  )

Deferred tax assets:
 Postretirement and pension              9,067        7,427
obligations
 Environmental, litigation and other          8
      accruals                         ,240        9,796
 Construction and inventory cost not          9
      currently deductible             ,758        11,765
 Benefit of future tax NOL carry         5,630       14,869
forwards
 Other                                  16,669       15,335
                                       ---------   ---------
                                      -           -
   Total deferred tax assets
                                       49,364       59,192
                                       ---------   ---------
                                      -           -

   Net deferred tax liabilities
                                      $(43,854)   $(30,535
                                                  )
                                       =========   =========
                                      =           =


  No valuation allowance is considered necessary for the above deferred tax assets. The company has tax credit carryforwards of $303,000 which expire in the years 2008 through 2010, an alternative minimum tax credit carryforward into 1998 of $1,650,000 and net operating loss carryforwards of approximately $31,736,000 which expire in the years 2009 through 2011.

  Recoverable income taxes include an income tax receivable for the estimated benefit from the net operating loss carryforwards that will be used in 1998.

  Significant components of the income tax (benefit) for the years ended December 31 follows:


                                   1997      1996      1995
                                  ------    ------    -----
                                    -         -         -
                                    (thousands of dollars)
Current:
 Federal                         $1,062    $    0    $ (5,3
                                                     72)
 State                              750       750      236
                                 --------  --------  --------
                                 -         -
 Total Current                    1,812       750    (5,136)

Deferred:
 Federal                         10,062      (911     (25,1
                                           )         78)
 State                              249      (495     (808)
                                           )
                                 --------  --------  --------
                                 -         -
 Total Deferred                  10,311    (1,406    (25,986
                                           )         )
                                 --------  --------  --------
                                 -         -
 INCOME TAX EXPENSE (BENEFIT)    $12,123        $    $(31,122
                                           (656 )    )
                                 ========  ========  ========
                                 =         =         =



  Current state tax provision includes $750,000 of franchise taxes for each of the years ended December 31, 1997, 1996 and 1995.



  The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31:


                                  1997      1996      1995
                                --------  --------  --------
                                   --        --        --
                                   (thousands of dollars)
Income tax expense(benefit)
calculated
at the statutory federal income
tax rate                        $10,975   $(1,198   $(34,472)
                                          )
Amortization of goodwill and          1                    2
purchase adjustment             45        145       ,726
State taxes (net of federal        650        166      (572)
benefit)
Other                              353        231     1,196
                                --------  --------  --------
                                -         --        --
INCOME TAX EXPENSE (BENEFIT)    $12,123   $  (656   $(31,122)
                                          )
                                ========  ========  ========
                                =         ==        ==




  NOTE F--CAPITAL STOCK AND NET INCOME PER COMMON SHARE

  Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors.
  The average outstanding and equivalent shares excludes 260,700, 249,700 and 255,300 shares of
  Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994
  Long-Term Incentive Plan (Plan) at December 31,
  1997, 1996 and 1995, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.







                      [This space intentionally left blank]



  The following table provides a reconciliation of the basic and diluted earnings per share calculations:

                                      Year Ended December 31
                                  --------------------------------
                                   1997          1996       1995
                                  ---------    ---------  ---------
                           (dollars in thousands, except per share
                                            data)
INCOME (LOSS) APPLICABLE TO
COMMON SHARES

Income (loss) before              $  19,235    $(2,767    $ (67,367)
extraordinary item                             )

Extraordinary (loss) from early
extinguishment of debt                                    (3,257
                                                          )
                                  ---------    ---------  ---------
Net income (loss)                 $  19,235    $ (2,767   $(70,624
                                               )          )
                                  =========    =========  =========
Common shares outstanding at
January 1,
1997, 1996 and 1995, respectively 9,983,180    9,952,950  9,803,098

Restricted shares held by the
Company at January 1, 1997, 1996
and 1995,                         (249,700     (255,300   (105,500
  respectively..................  )            )          )
  .......


Weighted average effect of shares
of
  common stock issued for stock     18,531       24,043
  option
  exercises.....................
  .......

Weighted average effect of 52
shares of common stock issued in
October
1995                                                          13
                                  ----------   ---------  ---------
                                               -
Weighted average number of common
shares outstanding, as adjusted
at December 31,
1996 and 1995, respectively       9,752,011    9,721,693  9,697,611

Effect of Dilutive Securities:
Employee stock options              113,060
Restricted stock awards              33,833
                                  ---------    ---------  ---------
Weighted average number of common
shares outstanding, as adjusted
at
December 31, 1997, 1996 and
1995, respectively - assuming
  dilution                        9,898,904    9,721,693  9,697,611
                                  =========    =========  =========
EARNINGS PER SHARE:

Income (loss) before
extraordinary item                $ 1.97       $   (.28)  $   (6.95)

Extraordinary (loss) from early
  extinguishment of debt                                    (.33
                                                          )
                                  ---------    ---------  ---------
Net income (loss)                 $ 1.97       $ (.28)    $(7.28
                                                          )
                                  =========    =========  =========
EARNINGS PER SHARE - ASSUMING
DILUTION:

Income (loss) before
extraordinary item                $ 1.94       $ (.28)    $(6.95
                                                          )

Extraordinary (loss) from early
extinguishment of debt                                      (.33
                                                          )
                                  --------     ---------  ---------
Net income (loss)                 $ 1.94       $ (.28)    $(7.28
                                                          )
                                  ========     =========  =========

  At December 31, 1997, the Company had non-qualified stock options outstanding representing 173,717 potential common shares whose exercise price exceeded the average market price for the year ended December 31, 1997. In accordance with Statement of Financial Accounting
  Standards No. 128, Earnings Per Share, these shares were not assumed to be exercised and therefore were not included in the diluted earnings per share calculation.


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

  Performance Vested Restricted Stock (PVRS) awards are subject to minimum years of service requirements from the date of grant with earlier vesting possible subject to the attainment of performance goals. Additionally,
  PVRS awards are subject to certain other restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1997, 260,700 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals or years of service. PVRS awards to employees who have left the Company are canceled. PVRS awards granted prior to 1996 whose related performance goals have not been achieved are forfeited.

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

  Shares of Class B Common Stock available for issuance under options or awards amounted to 358,892 and 399,536 at December 31, 1997 and
  1996, respectively.


  Detail of the Company's stock options are as follows:

                                                     Weighted
                               Common      Price      Average
                                Shares     Range     Price Per
                                         Per Share     Share
                              --------- ----------  -----------
                              -              -          --
1994 Long-Term Incentive
Plan
  --------------------------
  ---
 Outstanding - January 1,     108,850   $16.13  -   $16.84
1995                                    $16.88
 Granted - 1995               396,150   $12.81  -   $13.37
                              --------- $13.75
                              --
 Outstanding - December 31,   505,000   $12.81  -   $14.11
      1995                    --------- $16.88
                              --
 Shares Exercisable at         36,283   $16.13  -   $16.84
December                      ========= $16.88
      31, 1995                ==

 Granted - 1996               106,500   $13.75  -   $17.01
                                        $19.50
 Exercised - 1996             (29,072)  $12.81  -   $14.60
                                        $16.88
 Canceled - 1996              (97,872)  $12.81  -   $14.26
                              --------- $17.69
                              --
 Outstanding - December 31,   484,556   $12.81  -   $14.69
1996                          ========= $19.50
                              ==
 Shares Exercisable at        156,756   $12.81  -   $14.59
December                      ========= $16.88
      31, 1996                ==

 Granted - 1997               166,600   $11.69      $11.69
 Exercised - 1997              (4,963)  $12.81  -   $13.24
                                        $16.13
 Canceled - 1997               (4,536)  $12.81  -   $15.37
                              --------- $17.06
                              --
 Outstanding - December 31,   641,657   $12.81  -   $13.92
1997                          ========= $19.50
                              ==
 Shares Exercisable at
December                      310,142   $12.81  -   $14.66
      31, 1997                ========= $19.50
                              ==

1995 Management Stock Option
Plan
  --------------------------
  -----
 Granted - 1995               461,760   $13.75  -   $13.77
                              --------- $16.06
                              -
 Outstanding - December 31,             $13.75  -   $13.77
1995                          461,760   $16.06

 Exercised - 1996              (6,756)  $13.75      $13.75
 Canceled - 1996              (24,524)  $13.75      $13.75
                              ---------
                              -
 Outstanding - December 31,             $13.75  -   $13.77
      1996                    430,480   $16.06
                              =========
                              =
 Shares exercisable at
December                      143,493   $13.75  -   $13.77
      31, 1996                ========= $16.06
                              =

 Exercised - 1997             (59,025)  $13.75      $13.75
 Canceled - 1997              (32,704)  $13.75      $13.75
                              ---------
                              -
 Outstanding - December 31,             $13.75  -   $13.78
      1997                    338,751   $16.06
                              =========
                              =
 Shares exercisable at
December                      207,388   $13.75  -   $13.78
      31, 1997                ========= $16.06
                              =

Total outstanding - December
31,                           980,408   $12.81  -   $13.87
      1997                    ========= $19.50
                              =
Total exercisable - December
31,                           517,530   $12.81  -   $14.30
      1997                    ========= $19.50
                              =


  The weighted average remaining life for options outstanding at December 31, 1997 was approximately eight years for the Long Term
  Incentive Plan and also approximately eight years for the Management Stock Option Plan.

  All options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. The weighted average fair value at the date of grant for options granted under the Long Term Incentive
  Plan was $2.31, $3.36 and $3.88 for 1997, 1996
  and 1995, respectively. The fair value at the date of grant for options granted under the Management Stock Option Plan was $4.00 for
  1995.  There were no grants under the
  Management Stock Option Plan in 1997 or 1996.
  The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:



LONG TERM INCENTIVE PLAN      1997        1996        1995
                              ---------  ---------   ----------
                                         -
Expected life (years)         3          3           3
Risk Free Interest Rate       5.67%      6.04%       6.04%
Volatility                    27.0%      26.0%       26.0%
Dividend Yield                0.0%       0.0%        0.0%

MANAGEMENT STOCK OPTION PLAN

Expected life (years)         -          -           3
Risk Free Interest Rate       -          -           6.04%
Volatility                    -          -           26.0%
Dividend Yield                -          -           0.0%


  The  Company granted 92,700, 45,450 and  149,800
  of  shares  of   Performance  Vested  Restricted
  Stock   Awards  during  1997,  1996  and   1995,
  respectively. The  weighted average fair   value
  at   date   of  grant  for  Performance   Vested
  Restricted  Stock Awards granted in  1997,  1996
  and   1995   was  $11.69,  $17.05  and   $12.81,
  respectively,   which  in each  case  represents
  the  market  value  of  the  Company's  Class  B
  Common  Stock at the date of grant.  The  amount
  of    compensation   expense   recognized    for
  Performance   Vested  Stock   Awards   was   not
  significant for 1997 or 1996. There was no compensation expense recognized in 1995 for these awards.

  Stock-based   compensation  costs   would   have
  decreased  the  pretax income  by  approximately
  $1,610,000  ($1,007,000 after tax  or  $.10  per
  basic  and  diluted share) for  the  year  ended
  December 31, 1997 and would have  increased  the
  pretax loss by:  $1,320,000 ($805,000 after  tax
  or  $.08  per  share)  and $1,530,000  ($939,000
  after  tax  or  $.10 per share)  for  the  years
  ended  December 31, 1996 and 1995, respectively,
  had   the   fair  values  of  options  and   the
  Performance  Vested  Restricted  Stock   granted
  since   1995  been  recognized  as  compensation
  expense  on  a  straight  line  basis  over  the
  vesting    period    of   the    grant    giving
  consideration  to  achievement  of   performance
  objectives   where  applicable.   The   proforma
  effect on net income for 1997, 1996 and 1995  is
  not  representative  of the proforma  effect  on
  net  income  in  future years  as  it  does  not
  consider   the  proforma  compensation   expense
  related to grants made prior to 1995.


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


  Net periodic pension costs consisted of the following components:

                                    Year Ended December 31
                                   1997      1996      1995
                                  -------   -------  -------
                                    (thousands of dollars)
Service cost - benefit earned
during the year                   $4,500    $ 4,737  $4,015
Interest cost on projected                       8
benefit obligations               8,787     ,175      7,322
Actual (return) on plan assets    (16,705   (13,756  (22,346
                                  )         )        )
Total amortization and deferral   6,922     5,202    15,086
                                  -------   -------  -------
                                                     -
Net periodic pension costs        $3,504    $4,358   $4,077
                                  =======   =======  =======
                                                     =




  Assumptions  used  in  the  accounting  for  the   defined
  benefit plans as of December 31 were:

                                    1997     1996     1995
                                   -------  -------  -------
                                     --       --        -
Weighted average discount rates     7.00%    7.50%    7.25%
Rates of increase in compensation   4.00%    4.00%    4.00%
levels
Expected long-term rate of return
on assets                           9.75%    9.75%    9.75%



  The following table sets forth the funded status of the plans in which assets exceed accumulated benefits:

                                       December 31
                                   1997      1996
                                   --------  ---------
                               (thousands of dollars)
Actuarial present value of
benefit obligations:
Vested benefit obligation          $105,084  $91,948
                                   --------  ---------
Accumulated benefit obligation     $108,350  $94,928
                                   --------  ---------
Projected benefit obligation       $126,300  $113,567

Plan assets at fair value           115,402    104,651
                                   --------  ---------

Projected benefit obligation (in
excess of) plan assets             (10,898     (8,916)
                                   )
Unrecognized net loss              6,664      7,593
Prior service (benefit) not yet
  recognized in net period
  pension
cost                               (1,203    (1,182)
                                   )
Unrecognized net (asset) at
beginning
of year, net of amortization       (1,426    (1,693)
                                   )
                                   --------  ---------
Net pension liability              $(6,863   $(4,198)
                                   )
                                   ========  =========




  The following table sets forth the funded status of the plans in which accumulated benefits exceed assets:

                                      December 31
                                   1997     1996
                                   -------  --------
                               (thousands of dollars)
Actuarial present value of
benefit obligations:
Vested benefit obligation           $5,642   $5,258
                                   -------- --------
Accumulated benefit obligation      $5,790   $5,400
                                   -------- --------
Projected benefit obligation        $6,352   $5,871

Plan assets at fair value               0        0
                                   -------- --------

Projected benefit obligation (in
excess of) plan assets              (6,352   (5,871
                                   )        )
Unrecognized net loss               1,608    1,320
Prior service cost not yet
recognized
in net periodic pension cost          358      404
Unrecognized net obligation at
 beginning of year, net of            917    1,146
amortization
Minimum liability recognized        (2,321   (2,399
                                   )        )
                                   -------- --------
Net pension liability              $ (5,790 $(5,400
                                   )        )
                                   ======== ========

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



  The following table sets forth the accrued cost of the Company's postretirement benefit plans recognized in the Company's Balance Sheet:

                                      December 31
                                     1997     1996
                                   -------  -------
                                           -
                                      (thousands of
                                        dollars)

Accumulated postretirement
benefit obligation (APBO):
Retirees                            $6,383   $6,011
Fully eligible active plan          2,097    1,727
participants
Other active plan participants      4,144    4,564
Unrecognized net (loss)             (3,708   (3,730
                                   )         )
Unrecognized prior service cost     1,039    1,157
                                   --------  --------
  Accrued postretirement benefit    $9,955   $9,729
cost
                                   ========  ========


  The weighted average discount rate used in determining the APBO was 7.00% and 7.50% in 1997 and 1996, respectively.





  Net periodic postretirement benefit cost include the following components:


                                            December 31
                                       1997    1996    1995
                                       ------  ------  ------
                                       -       -       -
                                       (thousands of dollars)
Service cost                             $326  $  354    $184
Interest cost on accumulated
postretirement benefit obligation         859     856     815
Total amortization and deferral            94      55
                                                        (72 )
                                       ------  ------  ------
                                            -       -       -
  Net periodic postretirement benefit     $1,     $1,    $927
cost                                      279     265
                                       ======  ======  ======
                                            =       =       =


  The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis.

  A 9% increase in the cost of medical care was assumed for 1997. As a result of the expense cap in 1998, no further increase in the cost of medical care will be assumed in years subsequent to 1997. The medical trend rate assumption affects the amounts reported. For example, a 1% increase in the medical trend rate would increase the APBO by $211,000, and the net periodic cost by $40,000 for 1997.


  NOTE I--LITIGATION AND CONTINGENCIES

  The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process.
  The Company is a co-defendant with numerous other defendants in a number of these suits.
  The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1997. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company.

  The Company's federal income tax returns for the fiscal years 1990 through 1995 are currently under examination by the Internal Revenue
  Service. The Company has not received any Notices of Proposed Adjustments and is not aware of any such matters which will have a material adverse effect on the Company.

  Like other petroleum refiners and marketers, the
  Company's operations are subject to extensive
  and rapidly changing federal and state
  environmental regulations governing air
  emissions, waste water discharges, and solid and
  hazardous waste management activities.  The
  Company's policy is to accrue environmental and
  clean-up related costs of a non-capital nature
  when it is both probable that a liability has
  been incurred and that the amount can be
  reasonably estimated.  While it is often
  extremely difficult to reasonably quantify
  future environmental related expenditures, the
  Company anticipates that continuing capital
  investments will be required over the next
  several years to comply with existing
  regulations.  The Company had recorded a
  liability of approximately $11.1 million as of
  December 31, 1997 relative to the estimated
  costs of a non-capital nature related to
  compliance with environmental regulations.  This
  liability is anticipated to be expended over the
  next five years and is included in the balance
  sheet as a noncurrent liability.  No amounts
  have been accrued as receivables for potential
  reimbursement or recoveries to offset this
  liability.  Included in Costs and operating
  expenses in the Consolidated Statements of
  Operations for the years ended  December 31,
  1996 and 1995 were costs related to
  environmental remediation in the amount of  $1.6
  million and $3.2 million, respectively.
  Environmental costs incurred for the year ended
  December 31, 1997 were offset against previously accrued amounts.

  Environmental liabilities are subject to considerable uncertainties which affect the
  Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required clean-up efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites.
  It is possible that the ultimate cost, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on the results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. In addition, the Company has been named by the Environmental Protection
  Agency and by several state environmental agencies as a potentially responsible party at various federal and state Super fund sites.
  Management is not aware of any environmental matters which would reasonably be expected to have a material adverse effect on the Company.


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


  Future minimum rental payments under
  noncancellable operating lease agreements as of December 31, 1997 are as follows (in thousands):

                 1998                     $ 12,662
                 1999                       12,894
                 2000                       11,509
                 2001                        9,315
                 2002                        8,046
                 After  2002                24,164
                                          ----------
                 Total   Minimum   Rental $ 78,590
                 Payments
                                          ==========

  Rental  expense  for the years ended  December
  31,  1997,  1996  and  1995  was  $12,927,000,
  $12,935,000 and $12,955,000, respectively.


  [This space intentionally left blank]

  NOTE K--INVESTMENTS AND DEFERRED CHARGES


  Investments and deferred charges consist of the following:

                                             December 31
                                         1997      1996
                                         --------  --------
                                         -
                                         (thousands of
                                         dollars)
       Deferred turnarounds               $16,874   $ 9,679
       System development costs           16,065    12,656
       Investments                        2,930     1,185
       Loan expense                       2,168     3,208
       Long-term notes receivable         1,715     2,791
       Goodwill                           1,367     2,541
       Intangible pension asset             917     1,147
       Other                              2,412       600
                                         --------  --------
                                         -         -
       INVESTMENTS AND DEFERRED CHARGES   $44,448   $33,807
                                         ========  ========
                                         =         =


  Accumulated amortization of goodwill was $5,224,000 and $4,809,000 at December 31, 1997 and 1996,
  respectively.



  NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable and long-term debt to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1997 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-Term Debt at December 31,
  1997 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of its investments in subsidiaries is not determinable since these investments do not have quoted market prices.

  The following summarizes the carrying amounts and related approximate fair values as of December 31, 1997 and 1996, respectively, of the Company's financial instruments whose carrying amounts do not equal its fair value:


                        December 31, 1997     December 31, 1996
                      Carrying   Approxima  Carrying   Approximate
                        Amount       te        Amount  Fair Value
                       -------      Fair     -------   -----------
                                 Value  --                  -
                                  -------
                          (thousands of         (thousands of
                            dollars)               dollars)
Assets

Long-Term
  Notes Receivable    $ 1,715    $ 1,825    $ 2,791     $ 2,667

Liabilities

Long-Term Debt        $127,506   $125,867   $127,196    $127,285


  REPORT OF INDEPENDENT AUDITORS


  To the Stockholders
  Crown Central Petroleum Corporation


  We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown
  Central Petroleum Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December
  31, 1997, in conformity with generally accepted accounting principles.

  As discussed in Note A of the consolidated financial statements, in the fourth quarter of 1995, the Company changed its method of accounting for impairment of long-lived assets.

                              /s/---Ernst & Young LLP


  Baltimore, Maryland
  February 26, 1998



                          UNAUDITED
                         QUARTERLY RESULTS OF OPERATIONS
     Crown Central Petroleum Corporation and Subsidiaries
       (thousands of dollars, except per share amounts)


                      First    Second    Third   Fourth
                                                            Yearly
                     Quarter   Quarter  Quarter  Quarte
                                                    r
1997
Sales and operating
revenues             $394,513  $391,4   $412,7   $403,8  $1,602,6
                               50       98       63      24
Gross profit          32,805      47,4     51,4     32,0     163,7
                               85       18       37      45
Net income (loss)       724        7,9     11,2      (66      19,2
                               07       65       1   )   35
Net income (loss)
per share               .07          .   1.16       (.07    1.97
                               82                )
Net income (loss)
per share -
assuming
dilution                .07              1.12       (.07    1.94
                               .81               )

1996
Sales and operating
revenues             $371,091  $431,2   $397,8   $435,0  $1,635,2
                               08       89       88      76
Gross profit         15,953       35,9     29,8     54,8 136,629
                               79       21       76
Net (loss) income    (13,010)      3,0     (3,6     10,8  (2,767)
                               12       36  )    67
Net (loss) income           (        .                           (
per share            1.34 )    31       (.37)    1.12    .28   )
Net (loss) income
per share -
  assuming dilution   (1.34)     .31     (.37    1.12       (.28)
                                        )




  Gross profit is defined as Sales and operating revenues less Costs and operating expenses (including applicable property and other operating taxes).

  Per share amounts are based upon the weighted average number of common shares outstanding at the end of each quarter.

  Net income (loss) per share for all quarters presented have been recalculated under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per
  Share", (SFAS No. 128) which was adopted in the fourth quarter of 1997. The adoption of SFAS No. 128 required restatement of diluted earnings per share for the second and third quarters of 1997 from those amounts originally reported but had no effect on earnings per share amounts originally reported for any other quarters presented.



  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

  The  Company  has not filed a Form 8-K within  the  last
  twenty-four   (24)   months  reporting   a   change   of
  independent  auditors  or  any  disagreement  with   the
  independent auditors.

  PART III

  ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE
  REGISTRANT

  Following  is a list of Crown Central  Petroleum
  Corporation's executive officers, their ages and their positions and offices as of March 1, 1998:

  HENRY A. ROSENBERG, JR. (68)
  Director since 1955, Chairman of the Board and Chief Executive Officer since May 1975 and also
  President since March 1, 1996.

  RANDALL M. TREMBLY (51)
  Executive  Vice  President  since  April   1996;
  Senior Vice President - Refining from July  1995
  to  March  1996; Vice President - Refining  from
  December 1991 to June 1995.

  JOHN E. WHEELER, JR. (45)
  Executive   Vice  President  -  Chief  Financial
  Officer  and  Treasurer  since  February   1998;
  Senior  Vice  President - Finance and  Treasurer
  from  October 1996 to January 1998; Senior  Vice
  President - Finance from April 1996 to September
  1996;  Senior  Vice President  -  Treasurer  and
  Controller  from June 1994 to March  1996;  Vice
  President   -  Treasurer  and  Controller   from
  December 1991 to June 1994.

  EDWARD L. ROSENBERG (42)
  Executive   Vice   President   -   Supply    and
  Transportation since February 1998; Senior  Vice
  President - Supply and Transportation from April
  1996  to  January 1998; Senior Vice President  -
  Administration - Corporate Development and  Long
  Range  Planning  from June 1994 to  March  1996;
  Senior    Vice    President   -   Finance    and
  Administration from December 1991 to June  1994.
  Edward  L.  Rosenberg is the  son  of  Henry  A.
  Rosenberg,  Jr.,  and the brother  of  Frank  B.
  Rosenberg.

  FRANK B. ROSENBERG (39)
  Senior  Vice  President - Marketing since  April
  1996;  Vice  President - Marketing from  January
  1993 to March 1996. Frank B. Rosenberg is the son of Henry A. Rosenberg, Jr. and the brother of Edward L. Rosenberg.

  THOMAS L. OWSLEY (57)
  Vice President - Legal since April 1983.

  J. MICHAEL MIMS (48)
  Vice President - Human Resources since June 1992

  PAUL J. EBNER (40)
  Vice  President  - Shared Services  since  April
  1996;   Vice   President  -  Marketing   Support
  Services from December 1991 to March 1996.

  DENNIS W. MARPLE (49)
  Vice  President - Wholesale Sales and  Terminals
  since January 1996;  General Manager - Wholesale
  Sales from February 1995 to December 1995;  Vice
  President   -   LaGloria  Supply,  Trading   and
  Transportation  from  October  1989  to  January
  1995.

  JAMES R. EVANS (51)
  Vice  President  - Retail Marketing  since  June
  1996; General Manager of Retail Operations  from
  February  1995 to May 1996; General  Manager  of
  Direct  Operations from November 1993 to January
  1995;  Division  Manager - Retail  from  October
  1990 to October 1993.

  WILLIAM A. WOLTERS (51)
  Vice  President  -  Supply  and  Logistics   and
  Assistant Secretary since February 1998; General
  Manager  -  Raw  Material Supply  and  Assistant
  Secretary from September 1985 to January 1998.

  DOLORES B. RAWLINGS (60)
  Vice  President  - Secretary since  April  1996;
  Secretary from November 1990 to March 1996.

  JAN L. RIES (49)
  Corporate   Controller  since   November   1996;
  Marketing Division Controller from January  1992
  to October 1996.

  There  have  been no events under any bankruptcy
  act, no criminal proceedings and no judgments or
  injunctions  material to the evaluation  of  the
  ability   and  integrity  of  any  Director   or
  Executive  Officer during the past  five  years.
  The   information  required  in  this  Item   10
  regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 27, 1998.


  ITEM 11.  EXECUTIVE COMPENSATION

  The   information  required  in  this  Item   11
  regarding   executive  compensation  is   hereby
  incorporated  by  reference  to  the  definitive
  Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 27, 1998.


  ITEM   12.    SECURITY  OWNERSHIP   OF   CERTAIN
  BENEFICIAL
              OWNERS AND MANAGEMENT

  The   information  required  in  this  Item   12
  regarding   security   ownership   of    certain
  beneficial  owners  and  management  is   hereby
  incorporated  by  reference  to  the  definitive
  Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 27, 1998.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The   information  required  in  this  Item   13
  regarding  certain  relationships  and   related
  transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation
  14A on or about March 27, 1998.


                           PART IV

  ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND
  REPORTS
              ON FORM 8-K

  (a) (1)       LIST OF FINANCIAL STATEMENTS
  The  following Consolidated Financial  Statements
  of   Crown  Central  Petroleum  Corporation   and
  Subsidiaries, are included in Item 8 on pages  20
  through 37 of this report:

  *Consolidated Statements of Operations -- Years  ended
  December 31, 1997, 1996 and 1995

  *   Consolidated Balance Sheets -- December  31,  1997
  and 1996

  *    Consolidated  Statements  of  Changes  in  Common
  Stockholders'  Equity  --  Years  ended  December  31,
  1997, 1996 and 1995

  * Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

  *   Notes  to  Consolidated  Financial  Statements  --
  December 31, 1997


  (a) (2)LIST OF FINANCIAL STATEMENT SCHEDULES

  The  schedules  for which provision  is  made  in  the
  applicable  accounting regulation  of  the  Securities
  and  Exchange  Commission are not required  under  the
  related   instructions   or  are   inapplicable,   and
  therefore have been omitted.

  (a) (3) AND (c) LIST OF EXHIBITS

  EXHIBIT
  NUMBER

  3 ARTICLES OF INCORPORATION AND BYLAWS

  (a)Amended  and  Restated  Charter  of  Crown  Central
  Petroleum Corporation was previously filed with the Registrants' Proxy Statement dated March 15, 1996 for the Annual Meeting of Shareholders held on April 25,
  1996 as Exhibit A of Appendix A, herein incorporated by reference.

  (b)Bylaws  of  Crown Central Petroleum Corporation  as
  amended   and  restated  at  February  29,  1996   was
  previously filed with the Registrant's Form 10-K for the year ended December 31, 1995 as Exhibit 3(b), herein incorporated by reference.


  4   INSTRUMENTS  DEFINING  THE  RIGHTS   OF   SECURITY
  HOLDERS, INCLUDING
    INDENTURES

  (a)First  Restated Credit Agreement  effective  as  of
  August 1, 1997 between the Registrant and various banks was previously filed with the Registrant's Form
  10-Q  for  the quarter ended June 30, 1997 as  Exhibit
  4, herein incorporated by reference.

  (b)Form  of  Indenture  for the Registrant's  10  7/8%
  Senior  Notes due 2005 filed on January  17,  1995  as
  Exhibit   4.1  of  Amendment  No.  3  to  Registration
  Statement on Form S-3, Registration No. 33-56429, herein incorporated by reference.


  10MATERIAL CONTRACTS

  (a)Crown   Central  Petroleum  Corporation  Retirement
  Plan effective as of July 1, 1993, was previously filed with the Registrant's Form 10-K for the year ended December 31, 1993 as Exhibit 10(a), herein incorporated by reference.

  (b)First Amendment effective as of January 1, 1994 to the Crown Central Petroleum Corporation Retirement
  Plan.

  (c)Second Amendment effective as of June 29 1995 to the Crown Central Petroleum Corporation Retirement
  Plan.

  (d)Third  Amendment effective as of December 18,  1997
  to  the Crown Central Petroleum Corporation Retirement
  Plan.

  (e)Supplemental  Retirement  Income  Plan  for  Senior
  Executives  as Restated effective September  26,  1996
  was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as Exhibit
  10(b), herein incorporated by reference.

     (f)  Employee Savings Plan  as amended and restated
  effective   January 1, 1987 was previously filed  with
  the   Registrant's  Form  10-K  for  the  year   ended
  December   31,   1995   as   Exhibit   10(c),   herein
  incorporated by reference.

  (g)Amendment effective as of September 26, 1996 to the Crown Central Petroleum Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as Exhibit
  10(c), herein incorporated by reference.

  (h)Amendment effective as of June 26, 1997 to the Crown Central Employees Savings Plan.

  (i)Directors'  Deferred Compensation Plan  adopted  on
  August   25,  1983  was  previously  filed  with   the
  Registrant's   Form   10-Q  for  the   quarter   ended
  September   30,   1983   as  Exhibit   19(b),   herein
  incorporated by reference.

  (j)The  1994  Long-Term Incentive Plan was  previously
  filed   as  an  exhibit  to  the  Registrant's   Proxy
  Statement dated March 24, 1994, herein incorporated by reference.

  (k)Amendment  effective as of September  26,  1996  to
  the  Crown  Central Petroleum Corporation  1994  Long-
  Term  Incentive  Plan was previously  filed  with  the
  Registrant's   Form   10-Q  for  the   quarter   ended
  September   30,   1996   as  Exhibit   10(d),   herein
  incorporated by reference.

  (l)Annual Performance Incentive Plan for the year ended December 31, 1998.

  (m)Executive Severance Plan effective as of  September
  26,  1996  was  previously filed with the Registrant's
  Form 10-Q for the quarter ended September 30, 1996  as
  Exhibit 10(a), herein incorporated by reference.

  (n)The  1995  Management Stock Option  Plan  filed  on
  April  28, 1995 as Exhibit 4 of Registration Statement
  on   Form  S-8,  Registration  No.  33-58927,   herein
  incorporated by reference.

  (o)Advisory  and Consultancy Agreement  dated  October
  28,  1993  between  Jack Africk,  Director  and  Crown
  Central Petroleum Corporation was previously filed with the Registrant's Form 10-Q for the quarter ended
  September 30, 1994 as Exhibit 99, herein incorporated by reference.

  (p)Employees  Supplementary  Savings  Plan  filed   on
  February   27,  1995  as  Exhibit  4  of  Registration
  Statement on Form S-8, Registration No. 33-57847, herein incorporated by reference.


  13ANNUAL  REPORT  TO SECURITY HOLDERS,  FORM  10-Q  OR
  QUARTERLY REPORT TO SECURITY HOLDERS
    Annual Report Exhibits:
    (a) Shareholders' Letter dated February 26, 1998
    (b) Operating Results and Key Financial Statistics
    (c) Directors and Officers of the Company
    (d)                Corporate Information
     (e)  Supplement  to the Annual Report  -  Operating
  Statistics

    21  SUBSIDIARIES OF THE REGISTRANT
    Exhibit 21 is included on page 44 of this report.

    23  CONSENT OF INDEPENDENT AUDITORS
    Exhibit 23 is included on page 45 of this report.

    24  POWER OF ATTORNEY
    Exhibit 24 is included on page 46 of this report.

  27FINANCIAL DATA SCHEDULE

    99   FORM 11-K WILL BE FILED UNDER COVER OF FORM 10-
     K/A BY JUNE 30, 1998.


  (b)REPORTS ON FORM 8-K
          There were no reports filed on Form 8-K for the three months ended December 31, 1997.

  NOTE:  Certain exhibits listed on pages 42 and  43  of
  this   report  and  filed  with  the  Securities   and
  Exchange  Commission, have been  omitted.   Copies  of
  such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.

                                                    EXHIBIT 21


                         SUBSIDIARIES


   1.Subsidiaries as of December 31, 1997, which are consolidated in the financial statements of the Registrant; each subsidiary is 100% owned and doing business under its own name.

                                    NATION OR STATE
SUBSIDIARY                        OF INCORPORATION
  ---------------------------     ----------------
  -----
Continental American              Delaware
Corporation
Crown Central Holding             Maryland
Corporation
Crown Central International       United
(U.K.), Limited                      Kingdom
Crown Central Pipe Line           Texas
Company
Crown Gold, Inc.                  Maryland
The Crown Oil and Gas Company     Maryland
Crown-Rancho Pipe Line            Texas
Corporation
Crown Stations, Inc.              Maryland
Crowncen International N.V.       Netherlands
                                     Antilles
Fast Fare, Inc.                   Delaware
F Z Corporation                   Maryland
Health Plan Administrators,       Maryland
Inc.
La Gloria Oil and Gas Company     Delaware
Locot, Inc.                       Maryland
McMurrey Pipe Line Company        Texas
Tiara Insurance Company           Vermont
Tiara Properties, Inc.            Maryland
T. B. & Company, Inc.             Maryland


                                            EXHIBIT 23


               CONSENT OF INDEPENDENT AUDITORS



  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-
  53457) pertaining to the 1994 Long Term
  Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-
  57847) pertaining to the Employees Supplemental
  Savings Plan of Crown Central Petroleum
  Corporation and Subsidiaries of our report dated February 26, 1998, with respect to the consolidated financial statements of Crown
  Central Petroleum Corporation and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1997.






                                              ERNST  &  YOUNG
  LLP

  Baltimore, Maryland
  March 20, 1998

                                       EXHIBIT 24

                      POWER OF ATTORNEY



  We, the undersigned officers and directors of Crown
  Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., John E. Wheeler,
  Jr., Jan L. Ries and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 1997 pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and all amendments thereto.


SIGNATUARE                         TITLE                   DATE
----------                         -----                   ----
/S/--Henry A. Rosenberg, Jr.       Chairman of the Board,
  ----------------------------     President and Chief
  Henry A. Rosenberg, Jr.          Executive Officer       2/26/9
                                   (Principal Executive    8
                                   Officer)

/s/--Jack Africk                   Director                2/26/9
  ----------------------------                             8
Jack Africk

/s/--George L. Bunting, Jr.        Director                3/9/98
  ----------------------------
  George L. Bunting, Jr.

/s/--Michael F. Dacey              Director                2/26/9
  ----------------------------                             8
  Michael F. Dacey

/s/--Thomas M. Gibbons             Director                2/26/9
  ----------------------------                             8
  Thomas M. Gibbons

/s/--Patricia A. Goldman           Director                2/26/9
  ----------------------------                             8
  Patricia A. Goldman

/s/--William L. Jews               Director                3/5/98
----------------------------
  William L. Jews

/s/--Harold E. Ridley, Jr.         Director                2/26/9
  ----------------------------                             8
  Reverend Harold E. Ridley, Jr.,
  S .J.

/s/--Sanford V. Schmidt            Director                2/26/9
  ----------------------------                             8
  Sandord V. Schmidt

/s/--John E. Wheeler, Jr.          Executive Vice          2/26/9
  ----------------------------     President-Chief         8
  John E. Wheeler, Jr.             Financial Officer and
                                   Treasurer (Principal
                                   Financial Officer)

/s/--Jan L. Ries                   Controller              2/26/9
  ----------------------------     (Chief Accounting       8
  Jan L. Ries                      Officer)

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION


                        By  /s/---Henry A. Rosenberg, Jr.
                        --------------------------------
                        Henry A. Rosenberg, Jr.
                        Chairman of the Board, President
                        and Chief Executive Officer


                        By  /s/---Jan L. Ries
                        --------------------------------
                        Jan L. Ries
                        Controller and Chief Accounting
  Officer

  Date: March 27, 1998

  Pursuant to the requirements of the Securities
  Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the registrant and in the capacities indicated:

                 *                                           *
  -----------------------------------         ------------------
  ---------------
  Jack Africk, Director          William L. Jews, Director

                 *                                           *
  -----------------------------------         ------------------
  ----------------
  George L. Bunting, Jr., Director            Rev. Harold E.
  Ridley, Jr., S.J.,
                                 Director

                *                                            *
  -----------------------------------         ------------------
  ----------------
  Michael F. Dacey, Director     Henry A. Rosenberg, Jr.,
  Director
                                 Chairman of the Board,
  President
                                 and Chief Executive Officer

                 *                                           *
  -----------------------------------         ------------------
  -----------------
  Thomas M. Gibbons, Director    Sanford V. Schmidt, Director

                 *
  -----------------------------------
  Patricia A. Goldman, Director


                                 *By Power of Attorney (Jan L.
  Ries)