Form 10-Q
period 1998-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1998-05-15
CIK 25885

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998

                              OR

 [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE
                SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to

               COMMISSION FILE NUMBER 1-1059

            CROWN CENTRAL PETROLEUM CORPORATION
  (Exact name of registrant as specified in its charter)

             MARYLAND                     52-0550682
    (State or jurisdiction of          (I.R.S. Employer
                                    Identification Number)
  incorporation or organization)

   ONE NORTH CHARLES STREET, BALTIMORE,         21201
                 MARYLAND
 (Address of principal executive offices)     (Zip Code)

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

                  YES  X     NO

The number of shares outstanding at April 30, 1998 of
the Registrant's $5 par value Class A and Class B
Common Stock was 4,817,394 shares and  5,169,188
shares, respectively.

      CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS
        <C
        >
                                                         PAGE

PART I   -  FINANCIAL INFORMATION

Item 1   -  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets
            March 31, 1998 and December 31, 1997           3-4

            Consolidated Condensed Statements of
            Operations
            Three months ended March 31, 1998 and 1997      5

            Consolidated Condensed Statements of Cash
            Flows
            Three months ended March 31, 1998 and 1997      6

            Notes to Unaudited Consolidated Condensed      7-11
            Financial Statements

Item 2   -  Management's Discussion and Analysis of
            Financial
            Condition and Results of Operations           11-17


PART     -  OTHER INFORMATION
II

Item 1   -  Legal Proceedings                               17

Item 4   -  Submission of Matters to a Vote of Security     17
            Holders

Item 6   -  Exhibits and Reports on Form 8-K                17

            Exhibit 20
            -       Interim Report to Stockholders for
            the three months ended March 31, 1998

            Exhibit 27 (a)
            -       Financial Data Schedule for the
            three months ended
                     March 31, 1998

            Exhibit 27 (b)
            -       Financial Data Schedule for the
            three months ended
                     March 31, 1997 - revised

SIGNATURE                                                   18
</TABL
E>



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS




              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                             March 31   December
                                                           31
                                            1998       1997
                                            ---------  ---------
                                            --         --
 ASSETS                                     (Unaudite
                                                d)

 CURRENT ASSETS
  Cash and cash equivalents                 $30,340    $36,622
  Accounts receivable - net                  73,227    102,529
  Recoverable income taxes                    7,417      3,819
  Inventories                               138,937    109,279
  Other current assets                        3,971      2,097
                                            ---------  ---------
                                            --         --
     TOTAL CURRENT ASSETS                   253,892    254,346





 INVESTMENTS AND DEFERRED CHARGES            43,634     44,448





 PROPERTY, PLANT AND EQUIPMENT              644,727    635,063
  Less allowance for depreciation           345,802    339,854
                                            ---------  ---------
                                            --         --
    NET PROPERTY, PLANT AND EQUIPMENT       298,925    295,209



                                            ---------  ---------
                                            --         --



                                            $596,451   $594,003
                                            =========  =========
                                            =          =



See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                             March 31   December
                                                           31
                                            1998       1997
                                            ---------  ---------
                                            --         --
 LIABILITIES AND STOCKHOLDERS' EQUITY       (Unaudite
                                                d)

 CURRENT LIABILITIES
  Accounts Payable:
    Crude oil and refined products          $109,051   $104,391
    Other                                    21,757     20,366
  Accrued Liabilities                        36,574     46,766
  Current portion of long-term debt          26,894      1,498
                                            ---------  ---------
                                            --         --
     TOTAL CURRENT LIABILITIES              194,276    173,021

 LONG-TERM DEBT                             129,188    127,506

 DEFERRED INCOME TAXES                       38,991     43,854

 OTHER DEFERRED LIABILITIES                  39,822     42,267

 COMMON STOCKHOLDERS' EQUITY
  Common stock, Class A - par value $5 per
 share:
    Authorized shares -- 7,500,000; issued
 and
    outstanding shares -- 4,817,394 in
 1998 and                                    24,087     24,087
      1997
   Common stock, Class B - par value $5 per
 share:
     Authorized shares -- 7,500,000; issued
 and
     outstanding  shares  --  5,166,654  in
 1998 and
    5,240,774 in 1997                        25,833     26,204
  Additional paid-in capital                 93,009     94,655
  Unearned restricted stock                  (2,712                                          ) (5,291)
  Retained earnings                          53,957     67,700
                                            ---------  ---------
                                            --         --
     TOTAL COMMON STOCKHOLDERS' EQUITY      194,174    207,355


                                            $596,451   $594,003
                                            =========  =========
                                            =          =



See notes to unaudited consolidated condensed financial statements.



        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            Crown Central Petroleum Corporation and
                         Subsidiaries
       (Thousands of dollars, except per share amounts)


                                         (Unaudited)
                                     Three Months Ended
                                          March 31
                                     1998       1997                          --------
                                     ---------
       REVENUES
        Sales and operating revenues $325,960   $394,5
                                                13

       OPERATING COSTS AND EXPENSES
        Costs and operating expenses 314,495    361,058
        Selling expenses              20,130    18,454
        Administrative expenses        5,125     5,046
        Depreciation and               8,164     7,775
       amortization
        Sales of property, plant and     (20                          )  (556)
       equipment                     ---------  -------
                                     -          --
                                     347,894    391,777
                                     ---------  -------
                                     -          --

       OPERATING (LOSS) INCOME       (21,934                          ) 2,736
       Interest and other income       3,272     2,188
       Interest expense               (3,530                          )(3,501)
                                     ---------  -------
                                     -          --

       (LOSS) INCOME BEFORE INCOME   (22,192                          ) 1,423
       TAXES

       INCOME TAX (BENEFIT) EXPENSE   (8,449                          )   699
                                     ---------  -------
                                     -          --

       NET (LOSS) INCOME             $(13,743                         )$  724
                                     =========  =======
                                     =          ==
       NET (LOSS) INCOME PER SHARE -
       BASIC AND DILUTED             $ (1.40                          )$  .07
                                     =========  =======
                                     =          ==






See notes to unaudited consolidated condensed financial statements.



         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      Crown Central Petroleum Corporation and Subsidiaries
                     (Thousands of dollars)


                                              (Unaudited)
                                           Three Months Ended
                                                March 31
                                         1998       1997
                                         ---------  ----------
                                         --
  NET CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net cash from operations before
     changes in assets and liabilities   $(13,802                         )                      $ 6,086
   Net changes in assets and             (8,742)    (20,094                          )
  liabilities                            ---------  ----------
                                         -

     NET CASH (USED IN) OPERATING        (22,544                          )(14,008                          )
  ACTIVITIES                             ---------  ----------
                                         -


  CASH FLOWS FROM INVESTMENT ACTIVITIES
   Capital Expenditures                  (10,021                          )(7,145)
   Proceeds from sales of property,
  plant
     and equipment                          211        878
   Investments in Subsidiaries                         300
   Capitalization of software costs      (1,078)      (945)
   Deferred turnaround maintenance         (474)    (1,792)
   Other charges to deferred assets         (92)       (97)
                                         ---------  ----------
                                         -

     NET CASH (USED IN) INVESTMENT       (11,454                          )(8,801)
  ACTIVITIES                             ---------  ----------
                                         -


  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt and credit
  agreement                              27,441     21,000
       borrowings
   (Repayments) of debt and credit
  agreement                                (372)    (6,341)
       borrowings
   Net cash flows from long-term notes
       receivable                            85        456
   Issuance of common stock                 562
                                         ---------  ---------
                                         -

     NET CASH PROVIDED BY FINANCING
         ACTIVITIES                      27,716     15,115
                                         ---------  ---------
                                         -


  NET (DECREASE) IN CASH AND CASH        $(6,282                          )$(7,694                          )
  EQUIVALENTS                            =========  ==========
                                         =





See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and
Subsidiaries

March 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December
31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The following summarizes the significant accounting policies and practices followed by the
Company:

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Crown Central Petroleum Corporation and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's investments in unconsolidated affiliates are accounted for under the equity method.

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

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values. At March
31, 1998, approximately 3.3 million barrels of crude oil and refined products inventory were held in excess of anticipated year-end quantities which are valued at the lower of cost (first-in, first-out) or market.

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

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses represent the difference between the market price of refined products and the price of the derivative financial instrument, inclusive of refining costs. Individual transaction unrealized gains and losses are deferred in other current assets and liabilities to the extent that the associated refined products have not been sold. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can affect the Company's ability to participate in an improvement in related refined product profit margins.

CREDIT RISK - The Company is potentially subjected to concentrations of credit risk with accounts receivable and futures, forwards and exchange traded options for crude oil and finished products. Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at March 31, 1998. The Company evaluates the credit worthiness of the counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

STOCK BASED COMPENSATION - The Company has adopted the disclosure provisions prescribed by Statement of Financial Accounting Standards No.
123, "Accounting for Stock-Based Compensation," which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles
Board Opinion No. 25 while providing proforma disclosures of net income and earnings per share calculated using the fair value based method.

OTHER COMPREHENSIVE INCOME - The Company has no material items of other comprehensive income as defined by Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive
Income", for the three months ended March 31, 1998.

RECLASSIFICATIONS - To conform to the 1998
presentation, the Consolidated Condensed
Statement of Operations for the three months
ended March 31, 1997 has been restated.   Service
station rental income and certain other retail marketing recoveries, which had previously been reported as a reduction of Selling and administrative expenses, have been reclassified and are now reported as components of Interest and other income, and Costs and operating expenses, respectively. Additionally, beginning with the three months ended March 31, 1998, the Company began reporting Selling expenses and Administrative expenses as separate amounts in the Consolidated Condensed Statement of
Operations. Selling and administrative expenses as originally reported in the Company's Form 10-Q for the three months ended March 31, 1997, have been restated to reflect these changes. These reclassifications had no effect on the net income or net income per share amounts as originally reported.

RECENTLY ISSUED PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), which applies to all public business enterprises that are required to file financial statements with the Securities and Exchange
Commission or that provide financial statements for the purpose of issuing any class of securities in a public market. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete annual sets of financial statements and in condensed financial statements of interim periods issued to shareholders. This Statement is effective for fiscal years beginning after December 15, 1997 with earlier application encouraged. This Statement need not be applied to interim financial statements in the initial year of application. The Company expects to adopt SFAS No. 131 in the fourth quarter of 1998.

In February 1998, the FASB issued Statement of
Financial Accounting Standards No. 132,
"Employers' Disclosure about Pensions and Other
Postretirement Benefits" (SFAS No. 132), which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, eliminates certain disclosures required by former guidance and requires additional disclosures not included in the former guidance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 for the fourth quarter of 1998.

STATEMENTS OF CASH FLOWS - Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows is composed of the following:


                                              Three Months Ended
                                                   March 31
                                               1998                          1997
                                             --------- ---------
                                             -         -
                                                (thousands of
                                                   dollars)
Decrease in accounts receivable              $29,303    $9,129
(Increase) in inventories                    (29,659                            ) (58,670                            )
(Increase) Decrease in prepaid operating      (1,873                            )  7,961
expenses and other current assets
Increase in crude oil and refined products     4,660    26,624
payable
Increase (decrease) in other accounts          1,391    (3,536)
payable
(Decrease) in accrued liabilities and other  (12,740                            ) (4,095)
deferred liabilities
Decrease in recoverable and deferred income      176                                2,493
taxes                                        --------- ---------
                                             --        --

                                             $(8,742                            )                         $ (20,094               )
                                             ========= =========
                                             ==        ==




NOTE B - INVENTORIES

Inventories consist of the following:
                                            March 31    December
                                                           31
                                             1998        1997
                                           ---------   ---------
                                           --          --
                                               (thousands of
                                                  dollars)
Crude oil                                   $59,651    $42,164
Refined products                            76,955     79,905
                                           ---------   ---------
                                           --          --
   Total inventories at FIFO (approximates
current                                     136,606    122,069
     cost)
LIFO allowance                              (10,500                                 )(25,586                                 )
                                           ---------   ---------
                                           --          --
  Total crude oil and refined products      126,106    96,483
                                           ---------   ---------
                                           --          --

Merchandise     inventory     at      FIFO   6,783      6,806
(approximates current cost)
LIFO allowance                              (1,929                                  )         (
                                           ---------   1,929)
                                           --          ---------
                                                       --
  Total merchandise                          4,854      4,877
                                           ---------   ---------
                                           --          --

Materials and supplies inventory at FIFO     7,977      7,919
                                           ---------   ---------
                                           --          --
  TOTAL INVENTORY                           $138,937   $109,279
                                           =========   =========
                                           ==          ==


NOTE C - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                            March 31    December
                                                           31
                                             1998        1997
                                           ---------   ---------
                                           ---         ---
                                               (thousands of
                                                  dollars)
Unsecured 10.875% Senior Notes              $124,786   $124,779

Credit Agreement                            25,000

Purchase Money Liens                         5,962       3,859

Other obligations                              334         366
                                           ---------   ---------
                                           --          --
                                            156,082    129,004
Less current portion                        26,894       1,498
                                           ---------   ---------
                                           --          --
  LONG-TERM DEBT                            $129,188   $127,506
                                           =========   =========
                                           ==          ==


As of March 31, 1998, under the terms of the First Restated Credit Agreement dated as of
August 1, 1997, as amended (Credit Agreement), the Company had outstanding cash borrowings in the principal amount of $25 million, which is included in the current portion of long-term debt, and outstanding irrevocable standby letters of credit in the principal amount of $5.4 million. Unused commitments under the terms of the Credit Agreement totaling $79.6 million were available for future cash borrowings and issuance of letters of credit at March 31, 1998. As of March 31, 1998, the Company was in compliance with all covenants and provisions of the Credit
Agreement, as amended, and forecasts that, but there can be no assurance that, it will remain in compliance for the remainder of the year. As discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition, subsequent to March 31,
1998, the level of cash borrowings and letters of credit outstanding under the Credit Agreement decreased significantly.

The $125 million unsecured 10.875% Senior Notes
(Notes), which were issued in January 1995 under an Indenture are used principally to finance the permanent capital requirements of the Company.
As of March 31, 1998, the Company was in compliance with the terms of the Indenture. The
Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Credit Agreement, the payment of dividends and the repurchase of capital stock . As of March 31, 1998, the
Indenture substantially restricted the Company from effecting borrowings outside of the Credit
Agreement and precluded the payment of dividends.
The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.


NOTE D - CRUDE OIL AND REFINED PRODUCT HEDGING
ACTIVITIES

The net deferred gain from futures contracts included in crude oil and refined product hedging strategies was $.8 million at March 31, 1998.
Included in these hedging strategies are futures contracts maturing from May 1998 to December
1998. The Company is using these contracts to defer the pricing of approximately 9% of its crude oil commitments, fix the supply cost of crude oil on less than 1% of supply and fix the margin on less than 1% of its refined products, for the aforementioned period.

NOTE E - CALCULATION OF NET (LOSS) INCOME PER
COMMON SHARE

Net (loss) income per common share for the three months ended March 31, 1998 and 1997 is based on the weighted average of common shares outstanding of 9,812,569 and 9,733,480, respectively. The average outstanding and equivalent shares excludes 147,300 and 168,000 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term
Incentive Plan (Plan) at March 31, 1998 and 1997, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation  of
the   basic   and  diluted  earnings  per   share
calculations:



                                        THREE MONTHS ENDED MARCH
                                                    31
                                           1998        1997
                                        ---------  ------------
                                        --         -
                                        (dollars in thousands,
                                        except per share data)

(LOSS) INCOME APPLICABLE TO COMMON
SHARES

Net (loss) income                       $ (13,743     ) $    724
                                        =========  ============
                                        ==         =

Common shares outstanding at January 1,
  1998 and 1997, respectively           10,058,168  9,983,180

Restricted shares held by the Company
at     January 1, 1998 and 1997,
  respectively                           (260,700     ) (249,700     )

Weighted average effect of shares of
   common stock issued for stock
  option exercises                         15,101
                                        ---------  ------------
                                        --         -

Weighted average number of
   common shares outstanding,
  as adjusted at March 31,
   1998 and 1997, respectively
  basic and diluted                     9,812,569   9,733,480
                                        =========  ============
                                        ==         =

EARNINGS PER SHARE:

Net (loss) income - basic and diluted   $   (1.40     ) $    .07
                                        =========  ============
                                        ==


At March 31, 1998, the Company had non-qualified stock options and performance vested restricted awards outstanding representing 357,357 total potential common shares that were not included in the diluted earnings per share calculation since doing so would have been anti-dilutive.


NOTE F - LITIGATION AND CONTINGENCIES

As discussed in Management's Discussion and Analysis of Financial Condition and Results of
Operations, the Company had recorded a liability of approximately $10.7 million as of March 31, 1998 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of capital nature.

Except as noted above, there have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual
Report on Form 10-K for the fiscal year ended
December 31, 1997.




ITEM 2   -MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased
$68.6 million or 17.4% in the first quarter of 1998 from the comparable period in 1997. The decrease in Sales and operating revenues was primarily attributable to a 25.3% decrease in the average sales price per gallon of petroleum products which was partially offset by a 10.1% increase in petroleum product sales volumes due principally to the expiration of the processing agreement with Statoil North America, Inc. which effectively increased the Company's refined product available for sale. Merchandise sales for the three months ended March 31, 1998 remained consistent with the same 1997 period.

Costs and operating expenses decreased $46.6 million or 12.9% in the first quarter of 1998 from the comparable period in 1997. The decrease was due to a 29% decrease in the average cost per barrel consumed of crude oil and feedstocks. These decreases were partially offset by increases in volumes sold as previously discussed.
The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of falling prices increased the Company's gross margin $1.12 per barrel
($15.1 million) in 1998 and $.72 per barrel ($9.9 million) in 1997.

The aforementioned decrease in Sales and operating revenues coupled with the decrease in Costs and operating expenses resulted in an overall decrease in gross margin of $22 million for the first quarter of 1998 compared to the same 1997 period. The decrease in average sales price per gallon of petroleum products reflected similar industry-wide decreases due to excess supply of refined petroleum products, principally distillates, due primarily to the unseasonably warm winter in the Company's marketing areas. Additionally, decreases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide decreases in prices of these products, however, these decreases were not as significant as the decreases in finished product sales prices.

Gasoline gross margin (gasoline gross profit as a percent of gasoline sales) at the Company's retail locations increased from $.116 per gallon to $.131 per gallon, respectively, for the three months ended March
31, 1997 and 1998 due primarily to improved driving conditions which resulted in an increase in retail gasoline prices driven by an increase in demand for gasoline. Retail gasoline margins are also generally favorably impacted in a period of rapidly falling crude oil prices as retail prices generally decline less quickly. Aggregate gasoline gross profit on a same store basis increased by 8.5% for the quarter ended
March 31, 1998 compared to the same 1997 period.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased slightly from 30.8% to 31.8% for the first quarter of 1997 and 1998, respectively. This slight increase in gross margin is a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. This marketing strategy has resulted in average monthly merchandise sales increases, on a same store basis, of approximately 2.2% for the three months ended March 31, 1998 compared to the same 1997 period and has contributed to the $.3 million or 4% increase in merchandise gross profit.
Aggregate year to date merchandise gross profit on a same store basis increased by 1.3% in 1998 compared to the same 1997 period.

Yields of gasoline increased slightly from 83,200 barrels per day (bpd) (54.1%) for the first quarter
1997 to 83,500 bpd (55.8%) for the first quarter 1998 while distillate production decreased slightly from 49,800 bpd (32.4%) for the first quarter 1997 to 46,500 bpd (31%) for the same period in 1998.

Selling expenses increased $1.7 million or 9.1% for the three months ended March 31, 1998 compared to the same period in 1997. The increase is principally due to increases in expenses for technology enhancements at the Company's retail sites and in retail support locations and to increases in labor costs at retail sites. Additionally, marketing promotion related expenses increased slightly in the first quarter of 1998 compared to the first quarter of 1997.

Administrative expenses for the three months ended
March 31, 1998 were comparable to the same period in 1997.

Depreciation and amortization in the first quarter of 1998 increased $.4 million or 5% from the comparable
1997 period. This increase is primarily attributable to increases in the amortization of refinery deferred turnaround expenses related to turnarounds performed in the second and fourth quarters of 1997.

Operating costs and expenses for the three months ended
March 31, 1998 included $.3 million of expenses for retail units that have been closed compared to $.3 million of expenses for closed retail units for the three months ended March 31, 1997. Additionally, the first quarter of 1997 includes $2.5 million in reductions of accruals related to environmental matters.

Interest and other income for the quarter ended March
31, 1998 increased $1 million or 49.5% compared to the same 1997 period due to a $.9 million dividend from the Company's investment in an unconsolidated affiliate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities (including changes in assets and liabilities) totaled $22.5 million for the three months ended March 31, 1998
compared to cash used in operating activities of $14 million for the three months ended March 31, 1997. The
1998 outflows consist primarily of cash used in operations of $13.8 million before changes in assets and liabilities. Additionally, the 1998 outflows included net cash outflows from changes in assets and liabilities of $8.7 million due primarily to increases in the volume of crude oil and finished product inventories, to decreases in incentive plan accruals and to decreases in accrued interest payable related to the Company's long-term obligations. These working capital outflows were partially offset by decreases in accounts receivable, and increasesin crude oil and refined products payable and in other accounts payable.
The 1997 outflows consist primarily of net cash outflows of $20.1 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in accrued interest payable related to the Company's long-term obligations and decreases in other accounts payable. These working capital outflows were partially offset by increases in crude oil and refined products payables, decreases in accounts receivable and decreases in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity. Partially offsetting these cash outflows was net cash provided by operations of $6.1 million before changes in assets and liabilities.

Net cash outflows from investment activities were $11.5
million for the three months ended March 31, 1998 compared to a net outflow of $8.8 million for the same
1997 period. The 1998 outflows consist primarily of capital expenditures of $10 million (which includes
$8.2 million relating to the marketing area, $1.4 relating to corporate projects and $.4 million for refinery operations). Additionally, there were $1.1 million in capitalized software costs and $.5 million of deferred refinery turnaround expenditures. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.2 million. The 1997 amount consists principally of capital expenditures of $7.1 million (which includes
$2.6 million for refinery operations and $2.4 million relating to the marketing area). Additionally, there were deferred turnaround expenditures of $1.8 million and $.9 million in capitalized expenditures related to corporate strategic projects. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.9 million and decreases in investments in unconsolidated affiliatesof $.3 million.

Net cash provided by financing activities was $27.7
million for the three months ended March 31, 1998 compared to cash provided by financing activities of $15.1 million for the three months ended March 31, 1997. The 1998 cash inflow consists primarily of $27.4 in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement.
Additionally, cash inflows include $.6 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Company's Long-Term
Incentive Plans. The 1997 cash inflow consists principally of $14.7 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, long-term notes receivable decreased $.4 million.

Cash and cash equivalents at March 31, 1998 were $2 million higher than at March 31, 1997. This increase resulted primarily from cash provided by operating activities of $32.4 million. Additionally, cash provided by financing activities for the twelve month period ended March 31, 1998 totaled $14.3 million relating primarily to net borrowings from the Company's debt and credit agreement facilities of $12.8 million and net proceeds from the issuance of the Company's
Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Long-Term Incentive Plan of $1.4 million. Partially offsetting these cash inflows was cash used in investment activities of $44.6 million, which includes capital expenditures of $28.1 million, net of $6.7 million of proceeds received from the sale of property, plant and equipment. Additionally, cash outflows from investment activities included deferred turnaround charges of $12.7 million and $4.1 million in capitalized expenditures related to corporate strategic projects. These cash outflows were partially offset by an increase in cash of $.5 million resulting from decreases in other deferred assets.

The ratio of current assets to current liabilities at March 31, 1998 was 1.31:1 compared to 1.25:1 at March
31, 1997 and 1.47:1 at December 31, 1997.  If FIFO
values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.37:1 at March 31, 1998, 1.46:1 at March 31,
1997 and 1.63:1 at December 31, 1997.

Like other petroleum refiners and marketers, the
Company's operations are subject to extensive and
rapidly changing federal and state environmental
regulations governing air emissions, waste water
discharges, and solid and hazardous waste management
activities.  The Company's policy is to accrue
environmental and clean-up related costs of a non-
capital nature when it is both probable that a
liability has been incurred and that the amount can be
reasonably estimated.    The Company believes, but
provides no assurance, that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $10.7 million as of March 31, 1998 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $10.7 million includes accruals for issues extending past 1998.

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

Under the First Restated Credit Agreement effective
August 1, 1997, as amended (Credit Agreement), as of
April 30, 1998, the Company had outstanding $5 million in cash borrowings and outstanding irrevocable standby letters of credit in the principal amount of $5.4 million for purposes in the ordinary course of business. At March 31, 1998, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings. The
Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit
Agreement or a successor agreement for the remainder of the year.

At the Company's option, the Unsecured 10.875% Senior
Notes (Notes) may be redeemed at 105.438% of the principal amount at any time after January 31, 2000 and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par.
The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes. As of March 31, 1998, the Indenture substantially restricted the Company from effecting borrowings outside of the Credit Agreement and precluded the Company from paying any dividends.
The Company has not paid a dividend on its shares of common stock since the first quarter of 1992. As outlined in the Company's planned capital requirements described below, while the Company is limited by the Indenture from effecting borrowings outside of the Credit Agreement, it does not currently plan to effect any borrowings outside of the Credit Agreement.

The Purchase Money Lien effective December 1, 1993 is secured by certain service station and terminal equipment and office furnishings having a cost basis of $6.5 million. The effective rate for this Purchase
Money Lien is 6.65%. Ninety percent of the principal is payable in 60 equal monthly installments which commenced in February 1994 with a balloon payment of 10% of the principal payable in January 1999.

Effective August 11, 1997, the Company entered into a
Purchase Money Lien (Money Lien) for the financing of land, buildings and equipment at certain service station and convenience store locations. Each borrowing for land and buildings under the Money Lien is repayable in 72 monthly installments based on twelve year amortization with the remaining principal balance payable after 72 months. Each borrowing for equipment under the Money Lien is repayable in 60 monthly installments. The effective rate of each borrowing is based upon a fixed spread over the then current six year or five year U.S. Treasury Note rate for land and buildings, and equipment, respectively. The Money Lien allows for a maximum borrowing of $15 million. At
March 31, 1998, the Company has borrowed $3.9 million from the Money Lien. The Money Lien is secured by the service station and convenience store land, buildings and equipment having a cost basis of $4.2 million at March 31, 1998. It is the Company's intention to draw the remaining balance by the end of fiscal year 1998.

In addition, the Company has arranged a $4 million
Lease Line of Credit (Lease Line) to finance point-of-sale computer equipment to be installed at its company operated retail facilities. At March 31, 1998, the Company has drawn $3.9 million of the Lease Line.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives.
Total capital expenditures and deferred turnaround costs in 1998 are projected to approximate $50 million.
The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements, additionally retail units and to company-wide environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the First Restated Credit Agreement or a successor agreement, will be sufficient over the next several years to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The First Restated Credit Agreement expires on September 30, 1999 but may be extended for a period of one year upon agreement between the Company and a majority of the participant banks. Any major acquisition would likely require a combination of additional debt and equity.

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

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service.
Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year.
However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3.
Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February
5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit.

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



PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

    (a)At the Annual Meeting of Stockholders held on
    April 23, 1998, a shareholder proposal concerning
    executive compensation was submitted.  The
    complete Shareholder Proposal, the proponents
    Supporting Statement and the Board of Directors
    Statement in Opposition are set forth on pages 13
    and 14 of the Company's Proxy Statement dated
    March 26, 1998.  The results of the shareholder
    voting on this proposal was as follows:  200,295
    in the affirmative, 3,7377,037 against, 12,250 abstentions and 546,257 broker non-votes.

    (b)  At the Annual Meeting of Stockholders held on
    April 23, 1998, a shareholder proposal concerning relationships between the Company and certain officers was submitted. The complete Shareholder
    Proposal, the proponents Supporting Statement and the Board of Directors Statement in Opposition are set forth on pages 14 and 15 of the Company's
    Proxy Statement dated March 26, 1998. The results of the shareholder voting on this proposal was as follows: 202,004 in the affirmative, 3,736,859 against, 10,731 abstentions and 546,245 broker non-votes.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit:

      4   - Amendment, effective as of March 31,
1998, to the First Restated Credit Agreement effective as of August 1, 1997.

      10  - Second Amendment, effective as of
January 29, 1998, to the Crown Central Petroleum
Corporation    1994 Long-Term Incentive Plan.

      20 - Interim Report to Stockholders for the three months ended March 31, 1998.

      27 (a)- Financial Data Schedule for the three months ended March 31, 1998.

      27 (b)- Financial Data Schedule for the three months ended March 31, 1997 - revised.

  (b) Reports on Form 8-K:

      There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 31, 1998.

                           SIGNATURE

     Pursuant to the requirements of the
Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                    CROWN CENTRAL PETROLEUM
CORPORATION



                    /s/--Jan L. Ries
                    Jan L. Ries
                    Controller
                    Chief Accounting Officer
                    and Duly Authorized Officer

Date:  May 15, 1998