Form 10-K/A
period 1997-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1998-06-25
CIK 25885

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.   20549

                           FORM 10-K/A
                         AMENDMENT NO. 1

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the fiscal year ended  December 31, 1997
                               OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from          to
                                       ---------  ------------
                  Commission File Number 1-1059

               CROWN CENTRAL PETROLEUM CORPORATION
        (Exact name of registrant as specified in its charter)

          MARYLAND                           52-0550682
(State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)       Identification Number)


ONE NORTH CHARLES STREET
BALTIMORE, MARYLAND                                21201
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

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is being filed by Crown Central
Petroleum Corporation in order to amend the following:

Item 14   Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (a)(3) and (c) List of Exhibits

Exhibit
Number

  99     FORM 11-K


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         CROWN CENTRAL PETROLEUM CORPORATION

                         /s/---Jan L. Ries
                         Jan L. Ries
                         Controller, Chief Accounting Officer
                         and Duly Authorized Officer

Date : June 25, 1998