Form 10-Q
period 1998-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1998-08-14
CIK 25885

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998

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

                  YES  X     NO

The number of shares outstanding at July 31, 1998 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,253,638 shares, respectively.


      CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        Table of Contents
          <C
          >
                                                           Page

PART I     -  FINANCIAL INFORMATION

Item 1     -  Financial Statements (Unaudited)

              Consolidated Condensed Balance Sheets
              June 30, 1998 and December 31, 1997          3-4

              Consolidated Condensed Statements of
              Operations
              Three and six months ended June 30, 1998      5
              and 1997

              Consolidated Condensed Statements of Cash
              Flows
              Six months ended June 30, 1998 and 1997       6

              Notes to Unaudited Consolidated Condensed    7-11
              Financial Statements

Item 2     -  Management's Discussion and Analysis of
              Financial
              Condition and Results of Operations         12-16


PART II    -  OTHER INFORMATION

Item 1     -  Legal Proceedings                             17

Item 6     -  Exhibits and Reports on Form 8-K              17

              Exhibit 20                                 -          Interim
              Report to Stockholders for the three and six months ended June
              30, 1998


              Exhibit 27 (a) Financial Data Schedule
              for the six months ended June 30, 1998

              Exhibit 27 (b) Financial Data Schedule
              for the six months ended June 30, 1997 - revised

SIGNATURE                                                   18



<CAPTION
>

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



              CONSOLIDATED CONDENSED BALANCE SHEETS
       Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                             June 30    December
                                                           31
                                            1998       1997
                                            ---------  ---------
 Assets                                     (Unaudite
                                                d)

 Current Assets
  Cash and cash equivalents                 $30,864    $43,586
  Accounts receivable - net                  78,320    102,529
  Recoverable income taxes                    8,314      3,819
  Inventories                               130,464    109,279
  Other current assets                        3,663      2,097
                                            ---------  ---------
     Total Current Assets                   251,625    261,310





 Investments and Deferred Charges            44,544     44,448





 Property, Plant and Equipment              649,543    635,063
  Less allowance for depreciation           351,224    339,854
                                            ---------  ---------
    Net Property, Plant and Equipment       298,319    295,209




                                            ---------  ---------


                                            $594,488   $600,967
                                            =========  =========











See notes to unaudited consolidated condensed financial statements.





               CONSOLIDATED CONDENSED BALANCE SHEETS
        Crown Central Petroleum Corporation and Subsidiaries
                       (Thousands of dollars)

                                            June 30    December 31
                                           1998          1997
                                          ---------    ---------
 Liabilities and Stockholders' Equity     (Unaudited)

 Current Liabilities
  Accounts Payable:
    Crude oil and refined products        $99,250      $104,391
    Other                                  27,756        27,330
  Accrued Liabilities                      43,043        46,766
  Current portion of long-term debt        23,991         1,498
                                            --------   ---------
     Total Current Liabilities            194,040      179,985

 Long-Term Debt                           130,973      127,506

 Deferred Income Taxes                     39,237       43,854

 Other Deferred Liabilities                38,196       42,267

 Common Stockholders' Equity
   Common  stock, Class A - par value  $5
 per share:
      Authorized  shares  --   7,500,000;
 issued and
     outstanding  shares -- 4,817,394  in  24,087       24,087
 1998 and 1997
   Common  stock, Class B - par value  $5
 per share:
      Authorized  shares  --   7,500,000;
 issued and
     outstanding  shares -- 5,253,638  in
 1998 and
    5,240,774 in 1997                      26,268       26,204
  Additional paid-in capital               92,802       94,655
  Unearned restricted stock                (2,921                                          ) (5,291)
  Retained earnings                        51,806       67,700
                                          --------     --------
     Total Common Stockholders' Equity    192,042      207,355


                                          $594,488     $600,967
                                          ========     ========










See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            Crown Central Petroleum Corporation and Subsidiaries
              (Thousands of dollars, except per share amounts)


                                                 (Unaudited)
                                   Three Months Ended     Six Months Ended
                                         June 30              June 30
                                   1998            1    1998       1997
                                              997
                                  ---------   --------- --------   --------
                                                                   -
REVENUES
 Sales and operating revenues     $339,154        $3    $666,793        $
                                              93,079               789,181

OPERATING COSTS AND EXPENSES
 Costs and operating expenses      302,246         3    616,741
                                              44,960               706,018
 Selling expenses                  22,012          2     42,142
                                              0,010                38,464
 Administrative expenses            5,384          4     10,509
                                              ,553                 9,599
 Depreciation and amortization      8,454          7     16,618
                                              ,548                 15,323
 Sales of property, plant and        (231                          )     403    (251                           )
equipment                                                          (153)
                                  ---------   --------- --------   --------
                                   337,865         3    685,759         7
                                              77,474               69,251
                                  ---------   --------- --------   --------

OPERATING  INCOME (LOSS)            1,289          1    (18,966                          )     1
                                              5,605                9,930
Interest and other income             177          802   1,770          1
                                                                   ,401
Interest expense                   (3,641                          )     (    (7,171                           )     (
                                              3,516)               7,017)
                                  ---------   --------  --------   --------

(LOSS) INCOME BEFORE INCOME TAXES  (2,175                          )     1    (24,367                          )     1
                                              2,891                4,314

INCOME TAX (BENEFIT) EXPENSE          (24                          )     4    (8,473                           )     5
                                              ,984                 ,683
                                  ---------   --------  --------   --------
NET (LOSS) INCOME                 $(2,151                          )     $    $(15,894                         )     $
                                              7,907                8,631
                                  =========   ========  ========   ========

NET (LOSS) INCOME PER SHARE:
 Basic                            $  (.22                          )    $.82  $(1.62                           )     $
                                                                   .89
                                  =========   ========  ========   ========
 Diluted                          $  (.22                          )    $.81  $(1.62                           )     $
                                                                   .88
                                  =========   ========  ========   ========







See notes to unaudited consolidated condensed financial statements.



        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     Crown Central Petroleum Corporation and Subsidiaries
                    (Thousands of dollars)


                                             (Unaudited)
                                           Six Months Ended
                                               June 30
                                         ---------  ---------
                                         --         -
  NET CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net cash from operations before
     changes in assets and liabilities   $(7,384                          )$26,991
   Net changes in assets and             (11,745                          )(9,627)
  liabilities
                                         ---------  ---------

     NET CASH (USED IN) PROVIDED BY
  OPERATING                              (19,129                          )17,364
                  ACTIVITIES
                                         ---------  ---------


  CASH FLOWS FROM INVESTMENT ACTIVITIES
   Capital Expenditures                  (16,734                          )(12,170                          )
   Proceeds from sales of property,
  plant
     and equipment                          485      3,824
   Investments in Subsidiaries              164                             136
   Capitalization of software costs      (1,789)    (1,940)
   Deferred turnaround maintenance       (2,276)    (5,485)
   Other charges to deferred assets         (15)      (559)
                                         ---------  ---------
     NET CASH (USED IN) INVESTMENT       (20,165                          )(16,194                          )
  ACTIVITIES
                                         ---------  ---------

  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt and credit         64,745                             26,000
  agreement borrowings
   (Repayments) of debt and credit       (38,818                          )(26,681)
  agreement borrowings
   Net cash flows from long-term notes       48       592
  receivable
   Issuance of common stock                 597        14
                                         --------   --------
     NET CASH PROVIDED BY (USED IN)
  FINANCING                              26,572       (75)
                   ACTIVITIES
                                         --------   --------
  Net (Decrease) Increase in Cash and
  Cash Equivalents                       $(12,722                         )$1,095
                                         ========   ========



See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------

Crown Central Petroleum Corporation and Subsidiaries

June 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




The Company has no material items of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", for the three and six months ended June 30, 1998 and 1997.

To conform to the 1998 presentation, the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 1997 have been restated. Service station rental income and certain other retail marketing recoveries, which had previously been reported as a reduction of Selling and administrative expenses, have been reclassified and are now reported as components of Sales and operating revenues, and Costs and operating expenses, respectively. Additionally, beginning with the three months ended March 31, 1998, the Company began reporting Selling expenses and Administrative expenses as separate amounts in the Consolidated Condensed Statements of Operations. Selling and administrative expenses as originally reported in the Company's Form 10-Q for the three and six months ended June 30, 1997, have been restated to reflect these changes. These reclassifications had no effect on the net income or net income per share amounts as originally reported.

To conform to the 1998 presentation, certain balance sheet amounts at December 31, 1997 have been restated.

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

In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2000.

Net changes in assets and liabilities presented in the Unaudited Consolidated Condensed Statements of Cash Flows is comprised of the following:

                                              Three Months Ended
                                                   June 30
                                               1998      1997
                                             --------- ---------
                                                (thousands of
                                                   dollars)
Decrease in accounts receivable              $24,210    $20,024
(Increase) in inventories                    (21,185                            ) (28,710                            )
(Increase) decrease in prepaid operating      (1,566                            ) 10,748
expenses and other current assets
(Decrease) in crude oil and refined           (5,140                            ) (19,228                            )
products payable
Increase (decrease) in other accounts            425    (2,357)
payable
(Decrease) increase in accrued liabilities    (7,983                            )  7,348
and other deferred liabilities
(Increase) decrease in recoverable and          (506                            )  2,548
deferred income taxes
                                             --------- ---------
                                             $(11,745                           ) $(9,627                            )
                                             ========= =========


NOTE B - INVENTORIES

Inventories consist of the following:
                                            June 30     December
                                                           31
                                             1998        1997
                                           ---------   ---------
                                               (thousands of
                                                  dollars)
Crude oil                                   $58,433    $42,164
Refined products                             67,462     79,905
                                           ---------   ---------
   Total inventories at FIFO (approximates  125,895    122,069
current cost)
LIFO allowance                              (9,840                                  )(25,586                                 )
                                           ---------   ---------
  Total crude oil and refined products      116,055    96,483
                                           ---------   ---------

Merchandise     inventory     at      FIFO   7,831      6,806
(approximates current cost)
LIFO allowance                              (1,929                                  )         (
                                                       1,929)
                                           ---------   ---------
  Total merchandise                          5,902      4,877
                                           ---------   ---------

Materials and supplies inventory at FIFO     8,507      7,919
                                           ---------   ---------
  TOTAL INVENTORY                          $130,464    $109,279
                                           =========   =========

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values. At June 30, 1998, approximately 3 million barrels of crude oil and refined products inventory were held in excess of anticipated year-end quantities which are valued at the lower of cost (first-in, first-out) or market.

NOTE C - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

As of June 30, 1998, under the terms of the First Restated Credit Agreement dated as of August 1, 1997, as amended (Credit Agreement), the Company had outstanding irrevocable standby letters of credit in the principal amount of $5.8 million, and outstanding cash borrowings, included in the current portion of long-term debt, in the principal amount of $22 million which were repaid on
July 1, 1998.   As of June 30, 1998, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended, and forecasts that, but there can be no assurance that, it will remain in compliance with the Credit Agreement or a successor agreement for the remainder of the year. As of August 13, 1998, there were no cash borrowings outstanding under the Credit Agreement, and slight reductions in letters of credit outstanding.

As of June 30, 1998, the Company had outstanding $125 million of unsecured 10.875% Senior Notes (Notes), which were issued in January 1995 under an Indenture. As of June 30, 1998, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Credit Agreement, the payment of dividends and the repurchase of capital stock. As of June 30, 1998, the Indenture substantially restricted the Company from effecting additional borrowings and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992.


NOTE D - CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was approximately $.1 million at June 30, 1998. Included in these hedging strategies are futures contracts maturing from July 1998 to November 1998. The Company is using these contracts to fix the supply cost of crude oil on approximately 2.9% of supply and fix the margin on approximately 4% of its refined products, for the aforementioned period.










                       This space intentionally left blank

NOTE E - CALCULATION OF NET (LOSS) INCOME PER COMMON SHARE

The average outstanding and equivalent shares excludes 231,750 and 260,700 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term Incentive Plan (Plan) at June 30, 1998 and 1997, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following tables provide a reconciliation of the basic and diluted earnings per share calculations:


                                  Three Months Ended June 30
                                  --------------------------
                                  -
                                     1998           1997
                                  -----------   ------------
                                    (dollars in thousands,
                                    except per share data)
(LOSS)   INCOME   APPLICABLE   TO
COMMON SHARES

Net (loss) income                 $ (2,151)      $  7,907
                                  ===========   ============

Common   shares  outstanding   at
April 1, 1998
  and 1997, respectively          9,984,048      9,901,480

Restricted  shares  held  by  the
Company at April 1,
  1998 and 1997, respectively     (147,300)      (168,000     )

Weighted average effect of shares
of common stock
    issued   for   stock   option    2,167            167
exercises
                                  -----------   ------------

Weighted average number of common
shares outstanding,
   as  adjusted at June 30,  1998
and 1997, respectively:
  Basic                           9,838,915      9,733,647

Effect of Dilutive Securities:
      Contingent    issuance    -
Performance Vested
     Restricted Shares                 ---          8,898
  Employee stock options               ---         14,806
                                  -----------   -----------

Weighted average number of common
shares outstanding,
   as  adjusted at June 30,  1998
and 1997, respectively:
  Diluted                         9,838,915      9,757,351
                                  ===========   ============


EARNINGS PER SHARE:

Net (loss) income - Basic         $   (.22)      $    .82
                                  ===========   ===========

                        - Diluted $   (.22)      $    .81
                                  ===========   ============






                       This space intentionally left blank


                                  Six Months Ended June 30
                                  --------------------------
                                  -
                                     1998           1997
                                  ------------  ------------
                                                -
                                    (dollars in thousands,
                                    except per share data)
(LOSS)   INCOME   APPLICABLE   TO
COMMON SHARES

Net (loss) income                 $(15,894)      $  8,631
                                  ===========   ===========

Common   shares  outstanding   at
January 1, 1998
  and 1997, respectively          10,058,168     9,952,950

Restricted  shares  held  by  the
Company at January 1,
  1998 and 1997, respectively     (260,700)      (255,300     )

Weighted average effect of shares
of common stock
    issued   for   stock   option   27,844         36,163
exercises
                                  -----------   ------------

Weighted average number of common
shares outstanding,
   as  adjusted at June 30,  1998
and 1997, respectively:
  Basic                           9,825,312      9,733,813

Effect of Dilutive Securities:
      Contingent    issuance    -
Performance Vested
     Restricted Shares                 ---         21,320
  Employee stock options               ---         98,754
                                  ----------    -----------

Weighted average number of common
shares outstanding,
   as  adjusted at June 30,  1998
and 1997, respectively:
  Diluted                         9,825,312      9,853,887
                                  ===========   ===========
EARNINGS PER SHARE:

Net (loss) income - Basic         $  (1.62)      $    .89
                                  ===========   ===========
                        - Diluted $  (1.62)      $    .88
                                  ===========   ===========


At June 30, 1998, the Company had non-qualified stock options and performance vested restricted awards outstanding representing 247,786 total potential common shares that were not included in the diluted earnings per share calculation since doing so would have been anti-dilutive.


NOTE F - LITIGATION AND CONTINGENCIES

There have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased $53.9 million or 13.7% in the second quarter of 1998 from the comparable period in 1997. The decrease in Sales and operating revenues was primarily attributable to a 21.4% decrease in the average sales price per gallon of petroleum products which was partially offset by a 10.1% increase in petroleum product sales volumes. Additionally, merchandise sales for the three months ended June 30, 1998 increased 10.4% from the same 1997 period. Sales and operating revenues decreased $122.4 million or 15.5% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The year to date decrease is primarily attributable to a 23.3% decrease in the average sales price per gallon of petroleum products which was partially offset by a 10.1% increase in petroleum product sales volumes. The increases in petroleum product sales volumes for the three and six month periods ended June 30, 1998 compared to the respective 1997 periods was due principally to the expiration of the processing agreement with Statoil North America, Inc. which effectively increased the Company's refined product available for sale. Merchandise sales for the year to date period ended June 30, 1998 increased 5.7% from the same 1997 period.

Costs and operating expenses decreased $42.7 million or 12.4% in the second quarter of 1998 from the comparable period in 1997. The decrease was primarily due to a decrease in the average cost per barrel consumed of crude oil and feedstocks. Costs and operating expenses decreased $89.2 million or 12.6% for the six months ended June 30, 1998 from the comparable period in 1997 due primarily to a decrease in the average cost per barrel consumed of crude oil and feedstocks. These second quarter and year to date decreases were partially offset by increases in volumes sold as previously discussed.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, futures, forwards and exchange traded options are used to minimize the exposure arising from fluctuations in the price of crude oil and refined products and to help manage the price risk inherent in purchasing crude oil in advance of delivery or in carrying finished product inventory. The Company's hedging strategies are generally intended to reduce volatility and to capture an acceptable profit margin. During the first half of 1998, the Company held long positions, particularly with respect to finished product, that exceeded its hedging requirements and as a result incurred losses in a falling market. The net recognized loss from these long trading positions included in cost of goods sold for the three and six months ended June 30, 1998 were approximately $2.7 million and $9.1 million, respectively. Management has subsequently implemented a policy to limit the use of commodity derivatives to transactions that hedge underlying recognized assets or liabilities or firm commitments as those terms are defined by Generally Accepted Accounting Principles. The long positions that were previously noted have been closed.

The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of falling prices increased the Company's gross margin $.04 per barrel ($.7 million) and $.55 per barrel ($15.7 million), respectively for the second quarter and year to date periods ended June 30, 1998. Similarly, the use of the LIFO method increased the Company's gross margin $.45 per barrel ($6.7 million) and $.58 per barrel ($16.7 million), respectively for the second quarter and year to date periods ended June 30, 1997.

The aforementioned decrease in Sales and operating revenues coupled with the decrease in Costs and operating expenses resulted in an overall decrease in gross margin of $11.2 million and $33.2 million, respectively, for the three and six months ended June 30, 1998 compared to the same 1997 periods. The decreases in average sales price per gallon of petroleum products reflected similar industry-wide decreases due to excess supply of refined petroleum products, principally distillates, due primarily to the unseasonably warm winter in the Company's marketing areas. Additionally, decreases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide decreases in prices of these products, however, for the Company, these decreases were not as significant as the decreases in finished product sales prices.

Gasoline gross margin (gasoline gross profit as a percent of gasoline sales) at the Company's retail locations increased slightly from $.111 per gallon to $.113 per gallon, respectively, for the six months ended June 30, 1997 and 1998. Aggregate gasoline gross profit on a same store basis decreased 1.8% for the six months ended June 30, 1998 from the comparable period in 1997 due primarily to a decrease of 3.1% in gallons sold measured on a same store basis.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) remained consistent at 30.8% for the six months ended June 30, 1998 compared to the same 1997 period. Average monthly merchandise sales, on a same store basis, increased 5.2% for the six months ended June 30, 1998 compared to the same 1997 period and has contributed to a $.9 million or 5.7% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 1.5% in 1998 compared to the same 1997 period.

Yields of gasoline increased slightly from 91,200 barrels per day (bpd) (55.3%) for the second quarter 1997 to 92,200 bpd (55.4%) for the second quarter 1998 while distillate production decreased slightly from 56,800 bpd (34.5%) for the second quarter 1997 to 52,700 bpd (31.7%) for the same period in 1998. Similarly, yields of gasoline increased slightly to 87,900 bpd (55.6%) for the six months ended June 30, 1998 from 87,200 bpd (54.7%) for the same period in 1997 while distillate yields decreased slightly to 49,600 bpd (31.4%) for the six months ended June 30, 1998 from 53,300 bpd (33.5%) for the six months ended June 30, 1997. The Company's 1998 refining yield was adversely impacted by two separate unit shutdowns at the Pasadena refinery which adversely impacted yields and increased operating costs by $3.6 million for the six month period ended June 30, 1998 and $1.6 million for the three month period ended June 30, 1998.

Selling expenses increased $2 million or 10% for the second quarter of 1998 compared to the same period in 1997 while increasing $3.7 million or 9.6% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. These increases are principally due to increases in expenses for technology enhancements at the Company's retail sites and in retail support locations and to increases in labor costs at retail sites. Additionally, marketing promotion related expenses increased slightly in the second quarter and year to date periods ended June 30, 1998 compared to the same periods of 1997.

Administrative expenses increased $.8 million or 18.3% and $.9 million or 9.5%, respectively, for the three and six months ended June 30, 1998 compared to the same periods in 1997. These increases are primarily due to increases in labor costs at the Company's administrative offices.

Depreciation and amortization expenses in the second quarter of 1998 increased $.9 million or 12% from the comparable 1997 period. Similarly, Depreciation and amortization expenses increased $1.3 million or 8.5% for the six months ended June 30, 1998 from the comparable 1997 period. These increases are primarily attributable to the amortization of refinery deferred turnaround expenses related to turnarounds performed in the second and fourth quarters of 1997 and in the first quarter of 1998.

Operating costs and expenses for the three and six months ended June 30, 1998 included a reduction of $.1 million and $.2 million of expenses, respectively, for retail units that have been closed compared to $.1 million and $.3 million, respectively, of expenses for closed retail units for the three and six months ended June 30, 1997. Also included in the second quarter and year to date periods ended June 30, 1998 were reductions of $1.9 million related to litigation settlements compared to $1.3 million of expenses related to incentive plan accruals and certain pending litigation for the same periods of 1997. Additionally, Operating costs and expenses for the three and six months ended June 30, 1998 included reductions of $1.3 million in other accrued liabilities. The six months ended June 30, 1997 included $2.5 million in reductions of accruals related to environmental matters.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities (including changes in assets and liabilities) totaled $19.1 million for the six months ended June 30, 1998 compared to cash provided by operating activities of $17.4 million for the six months ended June 30, 1997. The 1998 outflows consist primarily of cash outflows from changes in assets and liabilities of $11.7 million due primarily to increases in the volume of crude oil and finished product inventories, to decreases in federal excise and refinery operating tax accruals and to decreases in incentive plan accruals. Additionally, there were decreases in crude oil and refined products payables, as well as, increases in prepaid operating expenses. These working capital outflows were partially offset by decreases in accounts receivable, and increases in other accounts payable. Additionally, cash used in operations before changes in assets and liabilities totaled $7.4 million for the six months ended June 30, 1998. The 1997 inflows consist primarily of net cash provided by operations before changes in assets and liabilities of $27 million. Partially offsetting these cash inflows were cash outflows of $9.6 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in crude oil and refined products payables and other payables. These working capital outflows were partially offset by decreases in accounts receivable and decreases in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity, as well as, increases in federal excise tax accruals (net of payments).

Net cash outflows from investment activities totaled $20.2 million for the six months ended June 30, 1998 compared to a net outflow of $16.2 million for the same 1997 period. The 1998 outflows consist primarily of capital expenditures of $16.7 million (which includes $10.4 million relating to the marketing area and $6.3 million for refinery operations). Additionally, there were $2.3 million in refinery deferred turnaround expenditures and $1.8 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.5 million. The 1997 amount consists principally of capital expenditures of $12.2 million (which includes $4.9 million for refinery operations, $6.1 million relating to the
marketing area and $1.2 million for corporate projects).   Additionally, there
were refinery turnaround expenditures of $5.5 million and $1.9 million in capitalized expenditures related to corporate strategic projects. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $3.8 million and decreases in investments in unconsolidated subsidiaries of $.1 million.

Net cash provided by financing activities was $26.6 million for the six months ended June 30, 1998 compared to cash used in financing activities of $.1 million for the six months ended June 30, 1997. The 1998 cash inflow consists primarily of $25.9 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, cash inflows include $.6 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Company's Long-Term Incentive Plans. The 1997 cash outflow consists principally of $.7 million in amortization of the Company's capitalized lease obligations. Partially offsetting these cash outflows were decreases in long-term notes receivable of $.6 million.

The ratio of current assets to current liabilities at June 30, 1998 was 1.30:1 compared to 1.39:1 at June 30, 1997 and 1.47:1 at December 31, 1997. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.36:1 at June 30, 1998, 1.61:1 at June 30, 1997 and 1.63:1 at
December 31, 1997.

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains a credit facility to finance its business requirements and supplement internally generated sources of cash.

Under the First Restated Credit Agreement effective August 1, 1997, as amended (Credit Agreement), as of August 13, 1998, the Company had no outstanding cash borrowings and outstanding irrevocable standby letters of credit in the principal amount of $5.3 million for purposes in the ordinary course of business. As of June 30, 1998, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended. Meeting the covenants imposed by the Credit Agreement is dependent, among other things, upon the level of future earnings. The Company reasonably expects to continue to be in compliance with the covenants imposed by the Credit Agreement or a successor agreement for the remainder of the year.

At the Company's option, the Unsecured 10.875% Senior Notes (Notes) may be redeemed at 105.438% of the principal amount at any time after January 31, 2000 and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes. As of June 30, 1998, the Indenture substantially restricted the Company from effecting additional borrowings and precluded the Company from paying any dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992

At June 30, 1998, the Company has borrowed $6.4 million from the Purchase Money Lien dated August 11, 1997 which is secured by service station and convenience store land, buildings and equipment having a cost basis of $9.1 million at June 30, 1998.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1998 are projected to approximate $48 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements, additional retail units and environmental requirements. The Company believes that cash provided from its operating activities, together with other available sources of liquidity, including the Credit Agreement or a successor agreement, will be sufficient over the next several years to meet the Company's capital requirements.

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






                       This space intentionally left blank

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibit:

    3   - Bylaws of Crown Central Petroleum Corporation as amended and restated at July 30, 1998.

    4   - Amendment, effective as of June 30, 1998, to the First Restated
Credit
          Agreement effective as of August 1, 1997.

    10  - Fourth Amendment, effective as of June 25, 1998, to the Crown
          Central Petroleum Corporation Employees Savings Plan

    20 - Interim Report to Stockholders for the three and six months ended June 30, 1998.

    27 (a)     -    Financial Data Schedule for the six months ended June 30,
1998.

    27 (b)     -    Financial Data Schedule for the six months ended June 30,
1997 - revised.

 (b)    Reports on Form 8-K:

    There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended June 30, 1998.

                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                        CROWN CENTRAL PETROLEUM CORPORATION



                                 /s/--Jan L. Ries
                                 Jan L. Ries
                                 Controller
                                 Chief Accounting Officer
                                 and Duly Authorized Officer

Date:  August 14, 1998