Form 10-Q
period 1998-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1998-11-16
CIK 25885

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended SEPTEMBER 30, 1998

                                    OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________

                       COMMISSION FILE NUMBER 1-1059

                    CROWN CENTRAL PETROLEUM CORPORATION
          (Exact name of registrant as specified in its charter)

        MARYLAND                        52-0550682
(State or jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)           Number)

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

                       YES  X     NO_____

The number of shares outstanding at October 31, 1998 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,253,638 shares, respectively.


           CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                        PAGE
                                                        ----

PART I -   FINANCIAL INFORMATION

Item 1 -   Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets
           September 30, 1998 and December 31, 1997    3-4

           Consolidated Condensed Statements of
           Operations Three and nine months ended
           September 30, 1998 and 1997                 5

           Consolidated Condensed Statements of Cash
           Flows Nine months ended September 30, 1998
           and 1997                                    6

           Notes to Unaudited Consolidated Condensed
           Financial Statements                        7-11

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                  12-19


PART II    -                                           OTHER INFORMATION

Item 1 -   Legal Proceedings                           20

Item 5 -   Other Information                           20

Item 6 -   Exhibits and Reports on Form 8-K            21

           Exhibit 20 - Interim Report to Stockholders for the three and nine months ended
           September 30, 1998

           Exhibit 27 (a) - Financial Data Schedule for the nine months ended
           September 30, 1998

           Exhibit 27 (b) - Financial Data Schedule for the nine months ended September 30, 1997 - revised

SIGNATURE                                              21




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   CONSOLIDATED CONDENSED BALANCE SHEETS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)


                                   September 30 December 31
                                      1998          1997
                                   ----------   ----------
ASSETS                                          (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents       $ 64,368     $ 43,586
   Accounts receivable - net         70,845      102,529
   Recoverable income taxes                        3,819
   Inventories                      125,954      109,279
   Other current assets               3,493        2,097
                                   --------     --------
        TOTAL CURRENT ASSETS        264,660      261,310





INVESTMENTS AND DEFERRED CHARGES     44,409       44,448





PROPERTY, PLANT AND EQUIPMENT       658,025      635,063
   Less allowance for depreciation  357,031      339,854
                                   --------     --------
      NET PROPERTY, PLANT AND
         EQUIPMENT                  300,994      295,209





                                   --------     --------
                                   $610,063     $600,967
                                   ========     ========



See notes to unaudited consolidated condensed financial statements.




                   CONSOLIDATED CONDENSED BALANCE SHEETS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)

                                    September 30 December 31
                                      1998           1997
                                    ---------     ----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY                            (Unaudited)

CURRENT LIABILITIES
  Accounts Payable:
     Crude oil and refined products $   84,608    $104,391
     Other                              30,823      27,330
  Accrued Liabilities                   95,295      46,766
  Current portion of long-term
     debt                                2,432       1,498
                                    ----------    ---------
       TOTAL CURRENT LIABILITIES       213,158     179,985

LONG-TERM DEBT                         130,046     127,506

DEFERRED INCOME TAXES                   33,128      43,854

OTHER DEFERRED LIABILITIES              38,607      42,267

COMMON STOCKHOLDERS' EQUITY
  Common stock, Class A - par value
     $5 per share:
     Authorized shares -- 7,500,000;
     issued and outstanding
     shares -- 4,817,394 in 1998
      and 1997                          24,087      24,087
  Common stock, Class B - par value
     $5 per share:
     Authorized shares -- 7,500,000;
     issued and outstanding
     shares -- 5,253,638 in 1998 and
     5,240,774 in 1997                   26,268     26,204
  Additional paid-in capital             92,150     94,655
  Unearned restricted stock              (2,270)    (5,291)
  Retained earnings                      54,889     67,700
                                    -----------   ---------
     TOTAL COMMON STOCKHOLDERS'
     EQUITY                             195,124     207,355

                                    -----------   ---------

                                    $   610,063   $ 600,967
                                    ===========   =========



See notes to unaudited consolidated condensed financial statements.


              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Crown Central Petroleum Corporation and Subsidiaries
             (Thousands of dollars, except per share amounts)

                                     (Unaudited)
                                  Three Months Ended
                                     September 30
                                     1998       1997
                                 ----------  ----------
REVENUES
  Sales and operating
     revenues                    $ 312,461   $  414,473

OPERATING COSTS AND EXPENSES
  Costs and operating
     expenses                      268,211      362,903
  Selling expenses                  21,198       19,334
  Administrative expenses            5,775        3,944
  Depreciation and
     amortization                    8,619        7,896
  Sales of property,
     plant and equipment              (179)        (260)
                                 ---------   ----------
                                   303,624      393,817
                                 ---------   ----------

OPERATING INCOME (LOSS)              8,837       20,656
Interest and other income              527          519
Interest expense                    (3,806)      (3,635)
                                 ---------   ----------

INCOME (LOSS) BEFORE
  INCOME TAXES                       5,558       17,540

INCOME TAX EXPENSE (BENEFIT)         2,475        6,275
                                 ---------   ----------

NET INCOME (LOSS)                $   3,083   $   11,265
                                 =========   ==========


NET INCOME (LOSS) PER SHARE:
  Basic                                      $     .31 $     1.16
                                 =========   ==========
  Diluted                        $     .31   $     1.12
                                 =========   ==========


                                          (Unaudited)
                                     Nine Months Ended
                                        September 30
                                     1998       1997
                                   -------    ----------
REVENUES
  Sales and operating
     revenues                      $ 979,254 $ 1,203,654

OPERATING COSTS AND EXPENSES
  Costs and operating
     expenses                        884,952   1,068,921
  Selling expenses                    63,340      57,798
  Administrative expenses             16,284      13,543
  Depreciation and amortization       25,237      23,219
  Sales of property, plant and
  equipment                             (430)            (413)
                                   --------- -----------
                                     989,383   1,163,068
                                   ========= ===========

OPERATING INCOME (LOSS)              (10,129)          40,586
Interest and other income              2,297       1,920
Interest expense                     (10,977)         (10,652)
                                   --------- -----------

INCOME (LOSS) BEFORE INCOME TAXES    (18,809)          31,854

INCOME TAX EXPENSE (BENEFIT)          (5,998)          11,958
                                   ----------     -----------

NET INCOME (LOSS)                  $ (12,811)     $    19,896
                                   ==========     ===========


NET INCOME (LOSS) PER SHARE:
  Basic                                      $   (1.30)     $      2.04
                                  =========   ==========

  Diluted                          $   (1.30)     $      2.03
                                  =========   ==========




See notes to unaudited consolidated condensed financial statements.




              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Crown Central Petroleum Corporation and Subsidiaries
                          (Thousands of dollars)

                                       (Unaudited)
                                   Nine Months Ended September 30
                                         1998       1997
                                       ---------  ---------
NET CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net cash from operations before
      changes in assets and
      liabilities                      $  2,635   $     52,373
   Net changes in assets and
      liabilities                        45,889     (12,859)
                                       --------   ---------

      NET CASH PROVIDED BY
        OPERATING ACTIVITIES             48,524      39,514
                                       --------   ---------


CASH FLOWS FROM INVESTMENT ACTIVITIES
   Capital Expenditures                 (25,839)    (20,372)
   Proceeds from sales of
      property, plant
      and equipment                         785       5,215
   Investments in subsidiaries              164         136

   Capitalization of software costs      (3,035)     (2,986)
   Deferred turnaround maintenance       (2,496)    (12,994)
   Other charges to deferred assets      (1,668)       (479)
                                       --------   ---------

      NET CASH (USED IN)
        INVESTMENT ACTIVITIES           (32,089)   (31,480)
                                       --------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt and credit
      agreement borrowings               64,729     26,316
   (Repayments) of debt and
      credit agreement borrowings       (61,295)   (26,982)
   Net cash flows from long-term
      notes receivable                      316        616
   Issuance of common stock                 597        580
                                       --------   --------

      NET CASH PROVIDED BY
        FINANCING ACTIVITIES              4,347        530
                                       --------   --------


NET INCREASE IN CASH
   AND CASH EQUIVALENTS                $ 20,782   $  8,564
                                       ========   ========


See notes to unaudited consolidated condensed financial statements.


NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

September 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




The Company has no material items of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", for the three and nine months ended September 30, 1998 and 1997.

To conform to the 1998 presentation, the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 1997 have been restated. Service station rental income and certain other retail marketing recoveries, which had previously been reported as a reduction of Selling and administrative expenses, have been reclassified and are now reported as components of Sales and operating revenues, and Costs and operating expenses, respectively. Additionally, beginning with the three months ended March 31, 1998, the Company began reporting Selling expenses and Administrative expenses as separate amounts in the Consolidated Condensed Statements of Operations. Selling and administrative expenses as originally reported in the Company's Form 10-Q for the three and nine months ended September 30, 1997, have been restated to reflect these changes. These reclassifications had no effect on the net income or net income per share amounts as originally reported.

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

In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2000. The financial statement impact of adopting SFAS No. 133 has not yet been determined.

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows is comprised of the following:

                                         Nine Months Ended
                                           September 30
                                        1998        1997
                                     --------     --------
                                     (thousands of dollars)

Decrease in accounts receivable      $ 31,685     $ 13,568
(Increase) in inventories             (16,675)     (44,540)
(Increase) decrease in
 prepaid operating expenses
 and other current assets              (1,396)      10,558
(Decrease) in crude oil and
 refined products payable             (19,783)      (7,102)
Increase in other accounts payable      3,493       17,623
Increase (decrease) in accrued
 liabilities and other deferred
 liabilities                           44,578       (5,498)
Decrease in recoverable and
 deferred income taxes                  3,987        2,532
                                     --------     ---------
                                     $ 45,889     $(12,859)
                                     ========     =========




NOTE B - INVENTORIES

Inventories consist of the following:
                                    September 30 December 31
                                        1998         1997
                                     ----------   ---------
                                     thousands of dollars)

Crude oil                            $ 49,688     $ 42,164
Refined products                       68,882       79,905
                                     --------     --------

  Total inventories at FIFO
     (approximates current cost)      118,570      122,069
LIFO allowance                         (6,698)     (25,586)
                                     --------     --------
  Total crude oil and refined
     products                         111,872       96,483
                                     --------     --------

Merchandise inventory at FIFO
  (approximates current cost)           7,573        6,806
LIFO allowance                         (1,929)      (1,929)
                                     --------     --------
  Total merchandise                     5,644        4,877
                                     --------     --------

Materials and supplies inventory
   at FIFO                                   8,438        7,919
                                     --------     --------
  TOTAL INVENTORY                    $125,954     $109,279
                                     ========     ========


An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values. At September 30, 1998, approximately 2.3 million barrels of crude oil and refined products inventory, which are valued at the lower of cost (first-in, first-out) or market, were held in excess of anticipated year-end quantities prior to considering the impact on anticipated quantities of the Crude oil Processing Agreement executed in October 1998.


NOTE C - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

As of September 30, 1998, under the terms of the First Restated Credit Agreement dated as of August 1, 1997, as amended (Credit Agreement), the Company had outstanding irrevocable standby letters of credit in the principal amount of $5.3 million. The Company had no outstanding cash borrowings as of September 30, 1998 under the Credit Agreement. As of September 30, 1998, the Company was in compliance with all covenants and provisions of the Credit Agreement, as amended, and reasonably believes, but there can be no assurance that, it will remain in compliance with the Credit Agreement until the end of November 1998, when an amended or successor agreement is expected to become effective.

As of September 30, 1998, the Company had outstanding $125 million of unsecured 10.875% Senior Notes (Notes), which were issued in January 1995 under an Indenture. As of September 30, 1998, the Company was in compliance with the terms of the Indenture. The Indenture includes certain restrictions and limitations customary with senior indebtedness of this type, including, but not limited to the amount of additional indebtedness the Company may incur outside of the Credit Agreement, the payment of dividends and the repurchase of capital stock. As of September 30, 1998, the Indenture substantially restricted the Company from effecting additional borrowings and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992.


NOTE D - CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was approximately $.9 million at September 30, 1998. Included in these hedging strategies are futures contracts maturing from October 1998 to February 1999. The Company is using these contracts to defer the pricing of approximately 5.7% of crude oil commitments for the aforementioned period.

NOTE E - INTEREST AND OTHER INCOME

Interest and other income as shown in the Consolidated Condensed Statements of Operations consists of the following:

                                         Three Months Ended
                                           September 30
                                        1998        1997
                                        --------    -------
                                        (thousands of dollars)
Interest income                         $ 756       $ 697
Equity (loss) in
  unconsolidated subsidiaries            (314)
Other income (expense)                     85        (178)
                                        -----       -----

Total Interest and
  other income                          $ 527       $ 519
                                        =====       =====


                                          Nine Months Ended
                                            September 30
                                         1998         1997
                                        ------     -------
                                     (thousands of dollars)
Interest income                         $ 1,814    $  1,858
Equity (loss) in
  unconsolidated subsidiaries              (414)
Other income (expense)                      897          62
                                        -------    --------

Total Interest and
  other income                          $ 2,297    $  1,920
                                        =======    ========



This space intentionally left blank

NOTE F - CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE

The average outstanding and equivalent shares used to calculate basic earnings per share excludes 231,750 and 260,700 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term Incentive Plan (Plan) at September 30, 1998 and 1997, respectively. The PVRS shares are not considered outstanding for basic earnings per share calculations until the shares are released to the Plan participants.

The following tables provide a reconciliation of the basic and diluted earnings per share calculations:



                              THREE MONTHS ENDED SEPTEMBER 30
                                   1998              1997
                                -----------  -----------
                                   (dollars in thousands,
                                    except per share data)

INCOME APPLICABLE TO COMMON SHARES
----------------------------------
Net income                      $     3,083  $     11,265
                                ===========  ============

Common shares outstanding at
 July 1, 1998
 and 1997, respectively          10,071,032     9,995,180

Restricted shares held by
 the Company at July 1,
 1998 and 1997, respectively       (231,750)     (260,700)

Weighted average effect of
 shares of common stock
 issued for stock option
 exercises                                         13,694
                                -----------  ------------

Weighted average number of
 common shares outstanding,
 as adjusted at September 30,
 1998 and 1997,respectively:
   Basic                                       9,839,282       9,748,174

Effect of Dilutive Securities:
 Contingent issuance
   - Performance Vested
   Restricted Shares                               52,972
 Employee stock options                           248,526
                                -----------  ------------

Weighted average number of
 common shares outstanding,
 as adjusted at September 30,
 1998 and 1997,
 respectively:
   Diluted                        9,839,282    10,049,672
                                ===========  ============

EARNINGS PER SHARE:
------------------

Net income - Basic              $       .31  $      1.16
                                ===========  ===========
           - Diluted            $       .31  $      1.12
                                ===========  ===========


                    This space intentionally left blank


                                        NINE MONTHS ENDED
                                           SEPTEMBER 30
                                       1998        1997
                                      ------      --------
                                    (dollars in thousands,
                                    except per share data)

(LOSS) INCOME APPLICABLE TO COMMON SHARES
----------------------------------------

Net (loss) income                  $  (12,811)    $ 19,896
                                   ==========     =========

Common shares outstanding
  at January 1, 1998
  and 1997, respectively            10,058,168    9,983,180

Restricted shares held by
  the Company at January 1,
  1998 and 1997, respectively         (260,700)    (249,700)

Weighted average effect of
  shares of common stock
  issued for stock option
  exercises                             32,215         5,341
                                   -----------    ----------

Weighted average number of
  common shares outstanding,
  as adjusted at
  September 30, 1998 and 1997,
  respectively:
     Basic                           9,829,683     9,738,821

Effect of Dilutive Securities:
  Contingent issuance -
     Performance Vested
     Restricted Shares                                62,210
  Employee stock options                              15,954
                                   -----------    ----------

Weighted average number
  of common shares outstanding,
  as adjusted at September 30,
  1998 and 1997,respectively:
     Diluted                         9,829,683     9,816,985
                                   ===========    ==========

EARNINGS PER SHARE:
-------------------

Net (loss) income - Basic          $     (1.30)   $     2.04
                                   ===========    ==========
                 - Diluted         $     (1.30)   $     2.03
                                   ===========    ==========


At September 30, 1998, the Company had non-qualified stock options and performance vested restricted awards outstanding representing 231,750 total potential common shares that were not included in the diluted earnings per share calculation since doing so would have been anti-dilutive.

NOTE G - LITIGATION AND CONTINGENCIES

Except as noted in Part II, Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q for the quarterly period ended Septemner 30, 1998, there have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased $102 million or 24.6% in the third quarter of 1998 from the comparable period in 1997. The decrease in Sales and operating revenues was primarily attributable to a 28.3% decrease in the average sales price per gallon of petroleum products which was partially offset by a 1.1% increase in petroleum product sales volumes. Additionally, merchandise sales for the three months ended September 30, 1998 increased 7.5% from the same 1997 period. Sales and operating revenues decreased $224.4 million or 18.6% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The year to date decrease is primarily attributable to a 32.6% decrease in the average sales price per gallon of petroleum products which was partially offset by a 7% increase in petroleum product sales volumes. The increases in petroleum product sales volumes for the three and nine month periods ended September 30, 1998 compared to the respective 1997 periods was due principally to the expiration of the processing agreement with Statoil North America, Inc. which effectively increased the Company's refined product available for sale in 1998. Merchandise sales for the year to date period ended September 30, 1998 increased 6.3% from the same 1997 period.

Costs and operating expenses decreased $94.7 million or 26.1% in the third quarter of 1998 from the comparable period in 1997. The decrease was primarily due to a decrease in the average cost per barrel consumed of crude oil and feedstocks. Costs and operating expenses decreased $184 million or 17.2% for the nine months ended September 30, 1998 from the comparable period in 1997 due primarily to a decrease in the average cost per barrel consumed of crude oil and feedstocks. These third quarter and year to date decreases were partially offset by increases in volumes sold as previously discussed.

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, futures, forwards and exchange traded options are used to minimize the exposure arising from fluctuations in the price of crude oil and refined products and to help manage the price risk inherent in purchasing crude oil in advance of delivery or in carrying finished product inventory. The Company's hedging strategies are generally intended to reduce volatility and to capture an acceptable profit margin. During the first half of 1998, the Company held long positions, particularly with respect to finished product, that exceeded its hedging requirements and as a result incurred losses in a falling market. The net recognized loss from these long trading positions included in cost of goods sold for the nine months ended September 30, 1998 was approximately $9 million. Management subsequently implemented a policy to limit the use of commodity derivatives to transactions that hedge underlying recognized assets or liabilities or firm commitments as those terms are defined by Generally Accepted Accounting Principles. The long positions that were previously noted have been closed. As a result of this policy, the effect of holding long positions that exceed hedging requirements was not material to the results of operations for the three months ended September 30, 1998.

The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of falling prices increased the Company's gross margin $.22 per barrel ($3.1 million) and $.44 per barrel ($18.9 million), respectively for the third quarter and year to date periods ended September 30, 1998. Similarly, the use of the LIFO method increased the Company's gross margin $.35 per barrel ($15 million) for the nine months ended September 30, 1997. The third quarter of 1997 was characterized by rising prices which decreased the Company's gross margin $.12 per barrel ($1.7 million).

The aforementioned decrease in Sales and operating revenues coupled with the decrease in Costs and operating expenses resulted in an overall decrease in gross margin of $7.3 million and $40.4 million, respectively, for the three and nine months ended September 30, 1998 compared to the same 1997 periods. The decreases in average sales price per gallon of petroleum products reflected similar industry-wide decreases due to excess supply of refined petroleum products, principally distillates, due primarily to the unseasonably warm winter in the Company's marketing areas. Additionally, decreases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide decreases in prices of these products, however, these decreases were not as significant as the decreases in finished product sales prices. As a result, the Company's refining gross margin decreased from $3.18 per barrel for the nine months ended September 30, 1997 to $1.77 per barrel for the nine months ended September 30, 1998. Similarly, the Company's refining gross margin decreased from $4.16 per barrel for the third quarter of 1997 to $2.57 per barrel for the comparable period in 1998. However, this realized gross margin of $2.57 per barrel for the third quarter of 1998 compares favorably with the industry average 3-2-1 crack spread of $2.52 per barrel for the same period. Such performance reflects the Company's ability to produce above market performance in a challenging refining environment.

Gasoline gross margin (gasoline gross profit as a percent of gasoline sales) at the Company's retail locations increased significantly from $.092 per gallon for the three months ended September 30, 1997 to $.129 per gallon for the three months ended September 30, 1998 while increasing slightly from $.105 per gallon from the nine months ended September 30, 1997 to $.118 per gallon for the nine months ended September 30, 1998. Aggregate gasoline gross profit on a same store basis increased 35.6% for the three months ended September 30, 1998 from the comparable period in 1997 while gasoline gallons sold measured on a same store basis decreased 2%. For the year to date period ended September 30, 1998 compared to the same 1997 period, aggregate gasoline gross profit on a same store basis increased 9.3% while gasoline gallons sold measured on a same store basis decreased 2.5%.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased slightly to 30.6% for the third quarter of 1998 from 30.1% for the comparable 1997 period while increasing slightly to 30.8% for the nine months ended September 30, 1998 from 30.6% for the comparable period in 1997. Monthly merchandise sales, on a same store basis, averaged $8.1 million per month, an increase of 4.1% for the nine months ended September 30, 1998 compared to the same 1997 period and has contributed to a $1.7 million or 7% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 1.1% in 1998 compared to the same 1997 period.

Yields of gasoline decreased from 95,100 barrels per day (bpd) (60.2% of production) for the third quarter 1997 to 90,200 bpd (56.9%) for the third quarter 1998 while distillate production increased slightly from 49,100 bpd (31.1%) for the third quarter 1997 to 51,800 bpd (32.7%) for the same period in 1998. Yields of gasoline decreased slightly from 89,900 bpd (56.5%) for the nine months ended September 30, 1997 to 88,600 bpd (56%) for the same period in 1998 and distillate yields decreased slightly from 51,900 bpd (32.7%) for the nine months ended September 30, 1997 to 50,300 bpd (31.8%) for the nine months ended September 30, 1998. The Company's 1998 refining yield was adversely impacted by two separate unit shutdowns at the Pasadena refinery which negatively impacted yields and increased operating costs by approximately $3.3 million for the nine month period ended September 30, 1998. The Company's 1998 refining yield was negatively impacted by two separate unit shutdowns at the Pasadena refinery which adversely impacted yields and increased operating costs resulting in a decrease in operating of approximately $3.3 million for the nine month period ended September 30, 1998.


Selling expenses increased $1.9 million or 9.6% for the third quarter of 1998 compared to the same period in 1997 while increasing $5.5 million or 9.6% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. These increases are principally due to increases in expenses for technology enhancements at the Company's retail sites and in retail support locations and to increases in labor costs at retail sites. Additionally, marketing promotion related expenses increased slightly in the third quarter and year to date periods ended September 30, 1998 compared to the same periods of 1997.

Administrative expenses increased $1.8 million or 46.4% and $2.7 million or 20.2%, respectively, for the three and nine months ended September 30, 1998 compared to the same periods in 1997. These increases are primarily due to increases in labor costs at the Company's administrative offices.

Depreciation and amortization expenses in the third quarter of 1998 increased $.7 million or 9.2% from the comparable 1997 period. Similarly, Depreciation and amortization expenses increased $2 million or 8.7% for the nine months ended September 30, 1998 from the comparable 1997 period.
These increases are primarily attributable to the amortization of refinery deferred turnaround expenses related to turnarounds performed in the second and fourth quarters of 1997 and in the first quarter of 1998.

Operating costs and expenses for the three and nine months ended September 30, 1998 included $1.6 million and $3.4 million, respectively, related to litigation settlements. This compares to $.5 million related to litigation settlements for the three and nine months ended September 30, 1997. Also included in Operating costs and expenses for the three and nine months ended September 30, 1998 were accruals for certain pending litigation of $.9 million compared to $1 million and $1.3 million, respectively, for the three and nine months ended September 30, 1997. Additionally, the third quarter and year to date periods ended September 30, 1997 included incentive plan accruals of $5 million and $6 million, respectively. Operating costs and expenses for the nine months ended September 30, 1998 included reductions of $1.3 million in other accrued liabilities. The nine months ended September 30, 1997 included $2.5 million in reductions of accruals related to environmental matters.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities (including changes in assets and liabilities) totaled $48.5 million for the nine months ended September 30, 1998 compared to cash provided by operating activities of $39.5 million for the nine months ended September 30, 1997. The 1998 inflows consist primarily of cash inflows from changes in assets and liabilities of $45.9 million due primarily to increases in federal excise and refinery operating tax accruals. The moratorium that was in effect at September 30, 1998 deferred the tax payments that ordinarily are paid monthly. Additional cash inflows from working capital activities resulted from decreases in accounts receivable and in recoverable income taxes. These working capital inflows were partially offset by decreases in crude oil and refined products payables and increases in the volume of crude oil and finished product inventories, as well as, increases in prepaid operating expenses. Additionally, cash provided by operations before changes in assets and liabilities totaled $2.6 million for the nine months ended September 30, 1998. The 1997 inflows consist primarily of net cash provided by operations before changes in assets and liabilities of $52.4 million. Partially offsetting these cash inflows were cash outflows of $12.9 million related primarily to working capital requirements resulting from increases in the volume of crude oil and finished product inventories and decreases in crude oil and refined products payables and in federal excise tax accruals (net of payments). These working capital outflows were partially offset by increases in other accounts payable primarily related to accrued refinery turnaround expenses and to decreases in accounts receivable and in prepaid operating expenses principally related to prepaid insurance premiums and deferred losses on futures trading activity.

Net cash outflows from investment activities totaled $32.1 million for the nine months ended September 30, 1998 compared to a net outflow of $31.5 million for the same 1997 period. The 1998 outflows consist primarily of capital expenditures of $25.8 million (which includes $15.6 million relating to the marketing area and $8.5 million for refinery operations). Additionally, there were $3 million in capitalized software costs, $2.5 million in refinery deferred turnaround expenditures and $1.7 million in other charges to deferred assets. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.8 million. The 1997 amount consists principally of capital expenditures of $20.4 million (which includes $11.5 million relating to the marketing area and $6.7 million for refinery operations). Additionally, there were refinery turnaround expenditures of $13 million and $3 million in capitalized expenditures related to internal use software and hardware. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $5.2 million.

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 1998 compared to cash provided by financing activities of $.5 million for the nine months ended September 30, 1997. The 1998 cash inflow consists primarily of $3.4 million in net proceeds received from debt and credit agreement borrowings. Additionally, cash inflows include $.6 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Company's Long-Term Incentive Plans. The 1997 cash inflow consists principally of increases in long-term notes receivable of $.6 million and $.6 million received from issuances of the Company's common stock due to the exercise of stock options issued under the Company's incentive plans. These cash inflows were partially offset by $.7 million in amortization of the Company's capitalized lease obligations.

The ratio of current assets to current liabilities at September 30, 1998 was 1.24:1 compared to 1.41:1 at September 30, 1997 and 1.47:1 at December 31, 1997. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.28:1 at September 30, 1998, 1.62:1 at September 30, 1997 and 1.63:1 at December 31, 1997.

The Company's principle purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains a credit facility to finance its business requirements and supplement internally generated sources of cash.

Under the First Restated Credit Agreement effective August 1, 1997, as amended (Credit Agreement), as of November 12, 1998, the Company had outstanding irrevocable standby letters of credit in the principal amount of $1.9 million for purposes in the ordinary course of business. As indicated in Note C, the Company had no outstanding cash borrowings as of September 30, 1998 under the Credit Agreement and there have been no cash borrowings through November 12, 1998. The Company was in compliance with all covenants and provisions of the Credit Agreement at September 30, 1998, and reasonably believes that it will remain in compliance with the Credit Agreement through the end of November 1998 when an amended of successor agreement is expected to become effective. Meeting the covenants imposed by the Credit Agreement or a successor is dependent, among other things, upon the level of future earnings and cash flow.

The Credit Agreement is an unsecured credit facility with restrictive covenants that limit its reliability as a source of short-term liquidity. The Company believes that similarly rated companies in the petroleum industry generally have secured working capital credit facilities with more flexible terms and conditions. Consequently, one of the options which the Company is pursuing is replacing the Credit Agreement with an agreement that will provide for a senior security interest in the Company's current assets (the "Secured Credit Agreement").

The Company's 10 7/8% Senior Notes due 2005 (the "Notes") are unsecured with lien restrictions that generally provide the Note holders with equal and ratable security interests in the Company's assets. In order to provide a senior secured position to the financial institutions who would participate in the Secured Credit Agreement, the Company issued a Consent Solicitation to the Note holders on October 16, 1998, whereby the Note holders would be paid a fee to grant the proposed senior credit position to the banks (the "Consent"). The Consent Solicitation will expire at 5:00 p.m., New York time, on November 16, 1998, unless extended by the Company. The Secured Credit Agreement or amended Credit Agreement is anticipated to be finalized by the end of November 1998.

At the Company's option, the Unsecured 10.875% Senior Notes (Notes) may be redeemed at 105.438% of the principal amount at any time after January 31, 2000 and thereafter at an annually declining premium over par until February 1, 2003 when they are redeemable at par. The Notes were issued under an Indenture which includes certain restrictions and limitations customary with senior indebtedness of this type including, but not limited to, the payment of dividends and the repurchase of capital stock. There are no sinking fund requirements on the Notes. As of September 30, 1998, the Indenture substantially restricted the Company from effecting additional borrowings and precluded the Company from paying any dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992.

At September 30, 1998, the Company had gross borrowings of $6.4 million under the Purchase Money Lien dated August 11, 1997 which is secured by service station and convenience store land, buildings and equipment having a cost basis of $9.1 million at September 30, 1998.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1998 are projected to approximate $36 million. The capital expenditures relate primarily to retail unit improvements, additional retail units and planned enhancements at the Company's refineries.

Effective October 15, 1998, the Company executed a Crude Oil Processing Agreement (Processing Agreement) with Statoil Marketing and Trading (US) Inc., (Statoil) whereby the Company will process a monthly average of 35,000 barrels per day of crude oil owned and supplied by Statoil at the Company's Pasadena, Texas refinery. The Company will receive a specified fee per barrel processed and will return to Statoil a specified mix of finished petroleum products. This Processing Agreement is scheduled to expire on October 14, 2000. As a result of this Processing Agreement, the Company expects to decrease the level of crude oil and finished product inventories maintained and owned by the Company as well as the level of accounts receivable owed to the Company. These anticipated decreases in working capital needs are expected to generate positive cash flows approximating $15-$18 million based upon the prices prevailing at the execution of the Processing Agreement.


The Company believes, but there can be no guarantee, that cash provided from its operating activities, together with other available sources of liquidity, including the Credit Agreement or a successor agreement, will be sufficient over the next several years to meet the Company's capital requirements.

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

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and in Part II,
Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998,various contingencies which involve litigation, environmental liabilities and examinations by the Internal Revenue Service. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit.

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

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a particular year. These computer programs include both information technology such as software programs and non-information technology systems such as embedded microcontrollers in equipment. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company initially commenced its Year 2000 readiness program in early 1995.

In 1993, the Company began a long-term project which encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement an enterprise-wide state-of-the-art fully integrated software package (SAP R/3 "Trademark") which was selected in connection with re-designing business practices to further enhance operating and record keeping efficiencies. This software is year 2000 ready. Due to the enterprise-wide scale of the project, the majority of the Company's year 2000 issues will be resolved as an added benefit of this software implementation. The following paragraphs address those computer systems that are not encompassed within the SAP R/3 "Trademark" system.

The evaluation of the Company's state of readiness relating to its year 2000 issues is a continual process emphasizing a constant awareness of computer systems and business relationships that may be sensitive to year 2000 issues. Management has categorized the activities necessary to solve the year 2000 issues into the assessment phase, the remediation phase, and the testing and contingency planning phase. The assessment phase includes the evaluation of all of the Company's information technology systems and embedded microcontrollers (collectively referred to as computer programs) to identify those computer programs that contain date sensitive features. Those computer programs that contain such features are then further evaluated and categorized as either mission critical or non-mission critical based upon their relative importance to the uninterrupted continuation of the Company's daily operations. Mission critical computer programs gain top priority when allocating the available resources to solve year 2000 issues. With the exception of the Company's two refineries, as of September 30, 1998, the Company has completed the assessment of all of its mission critical information technology (IT) systems and embedded microcontrollers and the majority of those not deemed to be mission critical. The Company's management is currently in the process of interviewing potential consulting groups to assist with the further assessment of the embedded microcontrollers at the Pasadena and Tyler refineries. The Company expects to complete the assessment of the remainder of its own IT systems and embedded microcontrollers by the end of the first quarter of 1999.

The assessment phase also includes the identification of and communication with hardware and software vendors with whom the Company transacts business, third parties with whom the Company exchanges information electronically, major or sole source suppliers, and major customers. The focus of these communications is to determine the state of readiness of each of these third parties with respect to their own year 2000 issues and how their progress may impact the Company. The majority of responses received to third party inquiries indicate that they are working on their year 2000 issues without elaborating specific details. Follow-up action related to material third party inquiries and responses is expected to continue into 1999 as these material third parties progress in their own year 2000 readiness projects. No material third party suppliers have been identified that could not be replaced by alternative suppliers in the event of non-compliance by a particular party.

The remediation phase includes the repair, upgrade or replacement of all computer programs identified as non-compliant in the assessment phase. These activities will include all computer programs that have not been scheduled to be repaired, upgraded or replaced as well as those that had been scheduled but whose timing of repair, upgrading or replacement was accelerated to resolve the Company's year 2000 issues. The Company's primary strategy for correcting year 2000 issues is to replace all non-compliant technology with newly purchased technology that, in addition to being year 2000 compliant, provide enhanced business functionality and capabilities. This phase has been on-going since 1995 and is expected to be substantially completed by June 30, 1999. Total costs of upgrading or replacing computer software and upgrading computer hardware are expected to approximate $1.5 million, respectively.

The testing and contingency planning phase includes testing the computer programs worked on in the remediation phase for accuracy as well as concurrently developing contingency plans that may be placed into effect in the event that significant deficiencies are identified. Contingency planning also encompasses developing alternative sources of supply in the event of failure by material third parties to remedy their own year 2000 issues. Testing of computer programs is expected to be completed as remediation or replacement of individual programs is completed. Due to the number of computer programs utilized by the Company and the need to begin remediation, replacement, and testing of mission critical programs in a timely manner, any or all of the phases identified may be performed concurrently. Testing of implemented technologies will be a continual process with the expectation that all of the Company's mission critical systems will be tested by the end of the third quarter of 1999.
Contingency plans will be formulated as the need arises.

While the Company' management anticipates that all mission critical computer programs will be assessed, remedied and tested by the dates set forth in the preceding paragraphs, there can be no assurance that all will be completely error free. We rely on third party software, equipment and services to conduct our business. While the Company has made reasonable efforts to address this issue, third party compliance efforts are not fully within our control.

The most reasonably likely worst case scenario of failure to remedy all year 2000 issues would be the failure of the control systems at the Company's refineries. Until the Company has completed the assessment of the embedded microcontrollers at the Pasadena and Tyler refineries, which as previously stated is scheduled for the end of the first quarter of 1999, no estimate can be made concerning the financial impact to the Company. Additionally, the most likely possibility of material third party non-compliance would result from the loss of utility services at either of the Company's refineries or in any of the Company's marketing areas. Insurance coverage available at this time is limited to business interruption resulting from fire, explosion, or related perils which are caused by a year 2000 system failure.

The failure to correct a material year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, the inaccuracy of responses received from these third parties, and the potential shortage of skilled human resources to install and test upgraded software and equipment could result in interruptions to Company operations or business activities. Such interruptions could have a material adverse impact on the Company's results of operations , liquidity or financial condition. Due to the general uncertainty inherent in the year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of the year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The foregoing year 2000 discussion constitutes a "forward-looking" statement within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In August of 1998, the Pasadena refinery was issued an Agreed Order by the Texas Natural Resource Conservation Commission (TNRCC) pertaining primarily to alleged exceedances of concentration standards for hydrogen sulfide and air emissions of sulfur dioxide from the refinery. (Agreed Order Docket No. 97-1088-AIR-E) Substantially all of the alleged violations covered by the Agreed Order were included in the Notice of Violation previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The Company paid a penalty of $1.1 million and agreed to hire a consultant to study the cause of the exceedances and to implement corrective measures recommended by the study. By the time the Agreed Order was entered, the Company had already upgraded certain equipment and installed backup equipment to improve the removal efficiencies of hydrogen sulfide and disulfides from certain operating processes at a cost of approximately $.4 million. On September 30, 1998, Texans United for a Safe Economy Education Fund and several individuals, filed suit against the TNRCC in the District Court of Travis County, Texas requesting the court modify or set aside the Agreed Order and that TNRCC be required to assess additional penalties against the Company based on economic benefit considerations. TEXANS UNITED FOR A SAFE ECONOMY EDUCATION FUND, ET AL.,
98-11008 (126th Judicial District, Travis Co., Tex.)   The Company plans to
seek to intervene in this case. The Company does not reasonably expect that the plaintiffs will prevail.

On October 5, 1998, the Company was served in a lawsuit naming it as an additional defendant in an existing lawsuit filed by approximately 5,500 Houston Ship Channel area residents against approximately 11 other refineries and petrochemical plant operators. CRYE ET AL. VS. REICHHOLD CHEMICALS, INC., ET AL., 97-24399 (334th Judicial District, Harris Co., Tex.). The plaintiffs claim they are adversely affected by the noise, light, emissions and discharges from defendants' operations and seek unspecified damages and injunctive relief for alleged nuisance, trespass, negligence, and gross negligence. The Company has answered and intends to vigorously defend this lawsuit. The ultimate determination of the matter, in the opinion of management, is not expected to have a material adverse effect on the Company.

There have been no other material changes in the status of legal proceedings as previously reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in Part II,
Item 1 - Legal Proceedings of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


ITEM 5 - OTHER INFORMATION

Edward L. Rosenberg, Executive Vice President - Supply & Transportation, has announced that he will resign his position with the Company effective December 31, 1998, to be actively involved in family business interests.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibit:

    10 Crude oil processing agreement between the Registrant and Statoil Marketing and Trading
          (US) Inc.is filed as part of the Quarterly
          Report on Form 10-Q. Certain portions of the Agreement have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked
          "Confidential Treatment".

    20 - Interim Report to Stockholders for the three and nine months ended September 30, 1998.

    27 (a) -   Financial Data Schedule for the nine months ended
               September 30, 1998.

    27 (b) - Financial Data Schedule for the nine months ended September 30, 1997 - revised.

 (b)    Reports on Form 8-K:

There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended September 30, 1998.



                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                           CROWN CENTRAL PETROLEUM CORPORATION



                           /s/--Jan L. Ries
                           -------------------------------
                           Jan L. Ries
                           Controller
                           Chief Accounting Officer
                           and Duly Authorized Officer

Date:  November 16, 1998