Form 10-K
period 1998-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1999-03-31
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended  DECEMBER 31, 1998
                                         OR
   [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ___________ to  ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by nonaffiliates as of December 31, 1998 was $48,195,847.

The number of shares outstanding at January 31, 1999 of the registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,236,217 shares, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders on April 22, 1999 are incorporated by reference into Items 10 through 13, Part III.

                       CROWN CENTRAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                         PAGE

PART I

Item 1       Business....................................................................  l

Item 2       Properties..................................................................  3

Item 3       Legal Proceedings...........................................................  7

Item 4       Submission of Matters to a Vote of
             Security Holders............................................................  8

PART II

Item 5       Market for the Registrant's Common
             Equity and Related Stockholder Matters......................................  9

Item 6       Selected Financial Data..................................................... 10

Item 7       Management's Discussion and Analysis
             of Financial Condition and Results of Operations............................ 11

Item 7a      Qualitative and Quantitative Disclosures About Market Risk.................. 19

Item 8       Financial Statements and Supplementary Data................................. 20

Item 9       Changes in and Disagreements with Auditors on
             Accounting and Financial Disclosure......................................... 41

PART III

Item 10      Directors and Executive Officers of the Registrant.......................... 42

Item 11      Executive Compensation...................................................... 43

Item 12      Security Ownership of Certain
             Beneficial Owners and Management............................................ 43

Item 13      Certain Relationships and Related Transactions.............................. 43


PART IV

Item 14      Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..................................................... 43


                                     PART I


FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation those under "Liquidity and Capital Resources", "Additional Factors that May Affect Future Results" and "Impact of Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Annual Report on Form 10-K for the year ended December 31, 1998, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-K for the year ended December 31, 1998, including without limitation in conjunction with the forward-looking statements included in this Annual Report on Form 10-K that are referred to above. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

GENERAL

Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is a large independent refiner and marketer of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the Refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 343 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

The Refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and its status as the only supplier of a full range of refined petroleum products in its local market area. The Refineries are operated to generate a product mix of over 88% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $39 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Refineries have a high rate of conversion to higher margin fuels.

The Company is one of the largest independent retail marketers in its core retail market areas within Maryland, Virginia and North Carolina. The Company has a geographic concentration of retail locations in high growth areas such as the metropolitan Baltimore, Maryland and Washington, DC area, Tidewater and Richmond, Virginia, Charlotte and Raleigh, North Carolina and Atlanta, Georgia. Over the past several years, the Company has rationalized and refocused its retail operations, resulting in significant improvements in average unit performance and positioning these operations for growth from a profitable base. For the year ended December 31, 1998, average merchandise sales per unit increased 6.6% on a same store basis when compared with 1997. The Company has made substantial investments of approximately $24 million at its retail locations pursuant to environmental requirements since 1989. All of the Company's retail units are currently in full compliance with the 1998 underground storage tank environmental standards.

Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 of this report.

At December 31, 1998, the Company employed 3,028 employees. The total number of employees increased approximately 7.4% from year-end 1997.

REGULATION

Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and clean-up of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining, terminal operations and retail marketing. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to comply with federal, state and local provisions. A more detailed discussion of environmental matters is included in Note A and Note I of Notes to Consolidated Financial Statements on pages 25 and 35, respectively, of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 18 of this report.

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

The principal competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The majority of the Company's total crude oil purchases are transacted on the spot market. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

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

ITEM 2.   PROPERTIES

REFINING OPERATIONS

OVERVIEW

The Company owns and operates two strategically located, high conversion refineries with a combined capacity of 152,000 barrels of crude oil per day--a 100,000 barrel per day facility located in Pasadena, Texas, near Houston, and a 52,000 barrel per day facility located in Tyler, Texas. Both refineries are operated to generate a product mix of over 88% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel, as well as home heating oil. When operating to maximize the production of light products, the product mix at both of the Refineries is approximately 55% gasoline, 33% distillates (such as diesel, home heating oil, jet fuel, and kerosene), 6% petrochemical feedstocks and 6% slurry oil and petroleum coke.

The Pasadena refinery and Tyler refinery averaged production output of 102,810 barrels per day and 52,146 barrels per day, respectively, during 1998. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of certain sour (high sulphur content) crude oil in their mix.

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

PASADENA REFINERY

The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized since 1969 and today has a rated crude capacity of 100,000 barrels per day. During the past five years, the Company has invested approximately $25 million in major upgrades and maintenance projects.

The Company's refining strategy includes several initiatives to enhance productivity. For example, the Pasadena refinery has an extensive plant-wide distributed control system which is designed to improve product yields, make more efficient use of personnel and optimize process operations. The distributed control system uses technology that is fast, accurate and provides increased information to both operators and supervisors. This equipment also allows the use of modern advanced control techniques for optimizing unit operations.

The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 38,000 barrels per day vacuum tower. Major downstream units consist of a 52,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 10,000 barrels per day of alkylate production, and a continuous regeneration reformer with a capacity of 24,000 barrels per day. Other units include two depropanizers that can produce 5,500 barrels per day of refinery grade propylene, a liquified petroleum gas recovery unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system and a methyl tertiary butyl ether ("MTBE") process which can produce approximately 1,500 barrels per day of MTBE for gasoline blending, a reformate splitter, and a compression facility capable of transporting up to 14 million standard cubic feet per day of process gas to a neighboring petrochemical plant.

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

In 1998, the Pasadena refinery operated at only 87% of rated crude unit capacity with production yielding approximately 58% gasoline and 29% distillates. Of the total gasoline production, approximately 33% was premium octane grades. In addition, the Pasadena refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur.

The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 56% of the Pasadena refinery's total gasoline production capability.

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

In 1998, the Tyler refinery operated at approximately 96% of rated crude unit capacity, with production yielding approximately 54% gasoline and approximately 36% distillates. Of the total gasoline production, approximately 27% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 60% of production distributed at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the truck terminal sales.

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

As of December 31, 1998, the Company had 343 retail locations. Of these 343 units (228 owned and 115 leased), the Company directly operated 241 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is one of the largest independent retail marketers of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. The Company has a geographic concentration of retail locations in high growth areas such as the metropolitan Baltimore, Maryland and Washington DC area, Tidewater and Richmond, Virginia, Raleigh and Charlotte, North Carolina and Atlanta, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.

RETAIL UNIT OPERATIONS

The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 1998, the Company had 76 convenience stores, 121 mini-marts and 146 gasoline stations.

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

While the Company derives approximately 71% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines, and management continues to evaluate the addition of new ancillary services such as the marketing of fast food from major branded chains.

DEALER OPERATIONS

The Company maintains 102 dealer-operated units, all of which are located in Maryland. Under the Maryland Divorcement Law, refiners are prohibited from operating gasoline stations. The Maryland units are operated under a Branded Service Station Lease and Dealer Agreement (the "Dealer Agreement"), generally with a term of three years. Pursuant to the Dealer Agreement, a dealer leases the facility from the Company and purchases and resells Crown-branded motor fuel and related products. Dealers purchase and resell merchandise from independent third parties. The Dealer Agreement sets forth certain operating standards; however, the Company does not control the independent dealer's personnel, pricing policies or other aspects of the independent dealer's business. The Company believes that its relationship with its dealers has been very favorable as evidenced by a low rate of dealer turnover.

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

TRANSPORTATION

Most of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally receives between 20,000 and 25,000 barrels per day of crude through this system. Foreign crudes (principally from the North Sea,West Africa and South America) account for approximately 64% of total Pasadena crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.

TERMINALS

The Company operates eight product terminals located along the Colonial and Plantation pipeline systems and, in addition to the terminal at the Tyler refinery, operates four product terminals located along the Texas Eastern Products Pipeline system. These terminals have a combined storage capacity of
1.7 million barrels. The Company's distribution network is augmented by agreements with other terminal operators also located along these pipelines. In addition to serving the Company's retail requirements, these terminals supply products to other refiner/marketers, jobbers and independent distributors.

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

The Company has entered into product exchange agreements for approximately one-quarter of its Tyler refinery production with two major oil companies headquartered in the United States. These agreements provide for the delivery of refined products at the Company's terminals, in exchange for delivery by these companies of a similar amount of refined products to the Company. These exchange agreements provide the Company with the ability to broaden its geographic distribution, supply markets not connected to the refined products pipeline systems and reduce transportation costs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, will not have a material adverse effect on the Company. The Company's legal proceedings are further discussed in Note I of Notes to Consolidated Financial Statements on page 35 of this report.

The Pasadena and Tyler refineries and many of the Company's other facilities are involved in a number of environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. Environmental expenditures, including these matters, are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 13 through 17 of this report, and in Note I of Notes to Consolidated Financial Statements on page 35 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

On July 21, 1997, Texans United for a Safe Economy Education Fund, the Sierra Club, the Natural Resources Defense Council, Inc. and several individuals filed a Clean Air Act citizens' suit in the United States District Court for the Southern District of Texas against the Company, alleging violations by the Company's Pasadena refinery of certain state and federal environmental air regulations. Texans United for a Safe Economy Education Fund, et al. vs. Crown Central Petroleum Corporation, H-97-2427 (S.D. Tex.). On July 31, 1998, United States District Judge Vanessa Gilmore granted the Company's Motion for Summary Judgment as to all of the plaintiff's claims. She subsequently rejected the plaintiff's motion to reconsider her decision. Some of the plaintiffs have now noted an appeal to the United States Court of Appeals for the Fifth Circuit. The appeal is pending.

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

In October 1998, the Company was served in a lawsuit naming it as an additional defendant in an existing lawsuit filed by approximately 5,500 Houston Ship Channel area residents against 11 other refineries and petrochemical plant operators. Crye et al. vs. Reichhold Chemicals, Inc., et al., 97-24399 (334th Judicial District, Harris Co., Tex.). The plaintiffs claim they are adversely affected by the noise, light, emissions and discharges from defendants' operations and seek unspecified damages and injunctive relief for alleged nuisance, trespass, negligence, and gross negligence.

Seven employees at the Pasadena refinery and one at the Tyler refinery have filed a purported class action suit in the United States District Court for the Eastern District of Texas alleging race and sex discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended, and in violation of the Civil Rights Act of 1871, as amended. Lorretta Burrell, et al. vs. Crown Central Petroleum Corporation, C.A. No. 97-CVO-357 (E.D. Tex.). The plaintiffs have now dropped their efforts to certify company-wide classes and have limited their proposed class to certain women and African-Americans who have been employed at the Company's two Texas refineries. The Company plans to vigorously oppose certification of even this limited class. The Company has filed Motions for Partial Summary Judgment against all of the individual claims of five of the eight named plaintiffs and plans to file similar motions with respect to the remaining three.

On December 15, 1998, five shareholders filed a derivative lawsuit in District Court for Harris County, Texas against each of the Company's then-current directors and three of its non-director officers. Knox, et al. v. Rosenberg, et al., C.A. No. 1998-58870. Three of the plaintiff shareholders are locked-out union employees and the remaining two are retired union employees. The defendants have removed the case to the United States District Court for the Southern District of Texas, H-99-0123. The suit alleges that the defendants breached their fiduciary duties, committed "constructive fraud", "abuse of control", and were unjustly enriched. The Company expects to defend and indemnify the defendants to the extent permitted by law and the Company's charter and by-laws. Discovery has not yet begun.

A review of the Allman, Burrell, Crye, and Knox cases suggests that the Company, and in the Knox case the individual defendants, have meritorious defenses. The Company intends to vigorously defend these cases and in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any of these cases will have a material adverse effect on the Company.

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






                      [This space intentionally left blank]

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange under the ticker symbols CNP A and CNP B.


                           COMMON STOCK MARKET PRICES AND CASH DIVIDENDS

                                                    1998                      1997
                                            ---------------------     ------------------------
                                                Sales Price                   Sales Price
                                               High         Low          High           Low
                                            --------        ----        -----           ----
         CLASS A COMMON STOCK
             First Quarter.............    $ 22          $ 18 1/4       $ 14 1/4      $ 11 1/8
             Second Quarter............      19            12 1/2         15 7/16       12 1/8
             Third Quarter.............      13 1/16        9             22 1/2        14 3/4
             Fourth Quarter............      10 1/4         7 1/16        21 7/8        17 1/2

                    Yearly.............      22             7 1/16        22 1/2        11 1/8


         CLASS B COMMON STOCK
             First Quarter.............    $ 20 3/4      $ 18           $ 13 3/4      $ 11
             Second Quarter............      18 3/4        11 3/4         15 7/16       11 5/8
             Third Quarter.............      13 1/16        9             22 1/4        14 3/4
             Fourth Quarter............      10 7/16        6 3/4         20 3/8        16 5/8

                    Yearly.............      20 3/4         6 3/4         22 1/4        11

The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of Notes to Consolidated Financial Statements on page 27 of this report. There were no cash dividends declared on common stock in 1998 or 1997.

The number of shareholders of the Company's common stock based on the number of record holders on December 31, 1998 was:

       Class A Common Stock..................            534
       Class B Common Stock..................            608


TRANSFER AGENT & REGISTRAR
Boston EquiServe
Boston, Massachusetts

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1998 should be read in conjunction with the Consolidated Financial Statements.

                                          1998       1997          1996           1995         1994
                                          -----      -----         ----          -------      -------
                                              (Thousands of dollars except per share amounts)

Sales and operating revenues......    $1,264,317   $1,609,083    $1,641,875   $1,456,990    $1,323,407
(Loss) income before extraordinary
  item............................       (29,380)      19,235        (2,767)     (67,367)      (35,406)
Extraordinary item................                                                (3,257)
Net (loss) income.................       (29,380)      19,235        (2,767)     (70,624)      (35,406)
Total assets......................       521,583      600,967       570,528      583,494       704,076
Long-term debt....................       129,899      127,506       127,196      128,506        96,632



PER SHARE DATA:
(Loss) income before extraordinary
 item.............................         (2.99)        1.97          (.28)       (6.95)       (3.63)
Net (loss) income.................         (2.99)        1.97          (.28)       (7.28)       (3.63)

PER SHARE DATA - ASSUMING DILUTION:
(Loss) income before extraordinary         (2.99)        1.94          (.28)       (6.95)       (3.63)
item..............................
Net (loss) income.................         (2.99)        1.94          (.28)       (7.28)       (3.63)






To conform to the 1998 presentation, Sales and operating revenues for the years ended December 31, 1997, 1996, 1995, and 1994, respectively, have been restated. These restatements had no effect on the Net income (loss) and the Net income
(loss) per share amounts previously reported. See Note A to the accompanying financial statements.

To conform to the 1998 presentation, Total assets at December 31, 1997, 1996, 1995, and 1994, respectively, have been restated. See Note A to the accompanying financial statements.

The net loss in 1998 was unfavorably impacted by a $7.1 million reserve to reflect the decline in inventory values of crude oil and petroleum products when valuing inventories at the lower of cost of market.

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

There were no cash dividends declared in 1998, 1997, 1996, 1995 or 1994.

ITEM 7.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased 21.4% in 1998 compared to a 2% decrease in 1997. The 1998 decrease in Sales and operating revenues was primarily due to a 25.2% decrease in the average unit selling price of petroleum products. These decreases were partially offset by a 2.5% increase in petroleum product sales volumes and an $8.7 million or 8.4% increase in merchandise sales. The 1997 decrease in Sales and operating revenues was primarily due to a 3.6% decrease in the average unit selling price of petroleum products. These decreases were partially offset by a 1% increase in petroleum product sales volumes and a $1.6 million or 1.6% increase in merchandise sales.

As previously mentioned, merchandise sales increased $8.7 million or 8.4% to $112.4 million for the year ended December 31, 1998 compared to the same period in 1997, while merchandise gross profit increased $4 million or 12.7% for the year ended December 31, 1998 compared to the same period in 1997. Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) was 31.6% and 30.4% for the years ended December 31, 1998 and 1997, respectively. These aggregate increases are attributable to a slight increase in the number of operating units during the period and to the Company's merchandise pricing program which has selectively increased margins on targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. As a result of the strategy, aggregate merchandise gross profit, on a same store basis, increased 4.7% in 1998 as compared to 1997. Same store average monthly merchandise sales increased approximately 6.6% in 1998 as compared to 1997.

Gasoline sales accounted for 56.2% of total 1998 revenues, while distillates and merchandise sales represented 27% and 8.9%, respectively. This compares to a dollar mix from sales of 55.4% gasoline, 28.9% distillates and 6.4% merchandise in 1997; and 54.1% gasoline, 31% distillates and 6.2% merchandise in 1996.

The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated Sales and operating revenues during the last three years:

SALES OF PRINCIPAL PRODUCTS
MILLIONS OF DOLLARS                           1998         1997         1996
                                            --------      -------      ------

               Gasoline                      $711.1        $892.2      $881.1
               No. 2 Fuel & Diesel            315.9         419.4       436.4

Costs and operating expenses decreased 19.5% in 1998 compared to a 4.2% decrease in 1997. The 1998 decrease was primarily attributable to the decrease in the price of crude oil. The Company utilizes the last-in, first-out (LIFO) method to value inventory resulting in a better matching of current revenues and costs. The impact of LIFO was to decrease the Company's Costs and operating expenses by approximately $24.8 million in 1998 while decreasing Costs and operating expenses by $27.3 million in 1997. Additionally, there was a decrease in the average consumed cost per barrel of crude oil and feedstocks of 29.9%. These decreases were partially offset by slight increases in petroleum products sales volumes as mentioned above and a $7.1 million cost increase resulting from valuing inventories at the lower of cost or market. This $7.1 million inventory reserve was precipitated by industry-wide declines in the market prices of crude oil and refined products. The 1997 decrease was attributable to a decrease in the average consumed cost per barrel of crude oil and feedstocks of 6.6%. This decrease was partially offset by slight increases in petroleum products sales volumes. The average consumed cost per barrel includes only those costs directly associated with the purchase and processing of crude oil and feedstocks. Accordingly, refinery operating expenses are not included in the average consumed cost per barrel of crude oil and feedstocks.

On October 15, 1998, the Company executed a Crude Oil Processing Agreement (Processing Agreement) with Statoil Marketing and Trading (US) Inc., (Statoil) whereby the Company processes a monthly average of 35,000 barrels per day of crude oil owned and supplied by Statoil at the Company's Pasadena, Texas refinery. The Company receives a specified fee per barrel processed and returns to Statoil a specified mix of finished petroleum products. This Processing Agreement is scheduled to expire on October 14, 2000. As a result of this Processing Agreement, the Company has decreased the level of crude oil and finished product inventories maintained and owned by the Company, as well as, the level of accounts receivable owed to the Company. These decreases in working capital needs generate positive cash flows approximating $15-$18 million based upon the prices prevailing during the Processing Agreement.

The Company utilizes the last-in, first-out (LIFO) method to value its inventory. The LIFO method attempts to achieve a better matching of costs to revenues by including the most recent costs of products in Costs and operating expenses. The impact of the Company's use of the LIFO method was to increase the Company's gross margin over what it would have been had the first-in, first-out
(FIFO) method of inventory valuation been utilized in 1998 and 1997 by $.44 per barrel ($24.8 million) and $.51 per barrel ($27.3 million), respectively, while decreasing the Company's 1996 gross margin by $.02 per barrel ($.9 million). The 1998 LIFO impact is net of a $.5 million decrease in gross margin attributable to lower inventory levels and the resulting liquidation of LIFO layers, which were carried at higher costs prevailing in prior years. The 1996 LIFO impact is net of a $5.9 million increase in gross margin attributable to changes in the base year costs for a portion of the Company's LIFO inventories and reductions in inventory levels resulting in liquidations of LIFO layers which were carried at lower costs from prior years. There were no LIFO layer liquidations in 1997.

Total yields of distillates decreased slightly to 48,700 barrels per day (bpd) (31.4%) in 1998 from 52,800 bpd (33.2%) in 1997 while total production of finished gasoline decreased slightly to 87,500 bpd (56.5%) in 1998 from 89,000 bpd (56.5%) in 1997. Total yields of finished gasoline were increased slightly to 89,000 barrels per day (bpd) (56.5%) in 1997 from 85,500 bpd (56%) in 1996 while distillate production was increased slightly to 52,800 bpd (33.2%) in 1997, from 51,700 bpd (33.9%) in 1996. Total refinery production was 155,000 bpd in 1998, 159,000 bpd in 1997 and 152,600 bpd in 1996.

Selling expenses increased 11.9% in 1998 after decreasing 4.7% in 1997. The 1998 increase was primarily due to increases in store level operating expenses and marketing support costs attributable to the 2.1% increase in the number of retail operating units and increases in labor rates, advertising and maintenance costs. The 1997 decrease was primarily due to decreases in store level operating expenses which include decreases related to environmental expenses and decreases in advertising and insurance related accruals. At December 31, 1998, the Company operated 267 retail gasoline facilities and 76 convenience stores compared to 266 retail gasoline facilities and 70 convenience stores at December 31, 1997 and 264 retail gasoline facilities and 79 convenience stores at December 31, 1996.

Administrative expenses increased 9% in 1998 compared to 1997. Administrative expenses in 1997 were comparable to 1996. The 1998 increase was primarily due to increases in expenses associated with the company-wide business process reengineering project which includes a company-wide computer system upgrade which will add year 2000 capability to the Company's computer systems.

Operating costs and expenses in 1998, 1997, and 1996 include $2.6 million, $.8 million and $.5 million, respectively, of accrued litigation costs. Additionally, 1998 expenses include reductions of $2.9 million related to favorable resolution of certain litigation and insurance claims. Also included in the 1997 expenses is $1.7 million relating to the closure or sale of several marketing terminal locations and certain other corporate strategic initiatives. Included in Operating costs and expenses in 1996 was $1.9 million related to environmental matters. Operating costs and expenses in 1998, 1997 and 1996 have been reduced by $2.2 million, $1.8 million and $4.8 million, respectively, relating to adjustments in certain liability reserves.

Depreciation and amortization increased 7.6% in 1998 compared to 1997. Depreciation and amortization in 1997 was comparable to 1996. The 1998 increases were primarily attributable to the amortization of refinery deferred turnaround expenses related to the turnarounds performed in the second and fourth quarters of 1997 and in the first quarter of 1998. Additionally, there were increases in amortization of costs related to the systems development costs and the associated company-wide computer upgrade projects.

Interest and other income in 1998 was comparable to 1997. Interest and other income increased $.6 million in 1997. The 1997 increase is due primarily to an increase in interest income of $1 million due to an increase in the average daily cash invested of $23.2 million which was partially offset by a loss of $.5 million from the equity in losses in affiliates.

Interest expense in 1998 was comparable to 1997 which was comparable to 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $29.1 million lower at year-end 1998 than at year-end 1997. The decrease was attributable to the net impact of cash provided by operating activities of $1.5 million, cash inflows from financing activities of $13.2 million, offset by $43.8 million of net cash outflows from investment activities.

Net cash inflows from operating activities in 1998 is due primarily to $10.8 million in net inflows relating to other assets and liabilities. These inflows were primarily the result of decreases in accounts receivable and in crude oil and finished product inventories. The decreases in crude oil and refined products inventories were due primarily to a decline in the market value of crude oil and refined petroleum products and to decreases in inventory levels as a result of the crude oil processing agreement with Statoil Marketing and Trading (US) Inc. which decreases proprietary production levels thereby decreasing the need to maintain higher volumes of inventory. Additionally, there were increases in other accounts payable and in accrued excise tax liabilities. Partially offsetting these cash inflows were cash outflows relating to decreases in crude oil and refined products payables. Cash outflows also include collateral deposits and deferred placement costs associated with the execution of a new financing arrangement. The timing of collection of the Company's receivables is impacted by the specific type of sale and associated terms. Bulk sales of finished products are typically sold in 25,000 barrel increments with three day payment terms. Rack sales at the Company's product terminals are sold by truckload (approximately 8,000 gallons) with seven to ten day payment terms. While the Company's overall sales are aligned to its refining capability, receivables can vary between periods depending upon the specific type of sale and associated payment terms for sales near the end of a reporting period.

Net cash inflows from financing activities in 1998 relates primarily to net cash borrowings from debt and credit agreements of $12.2 million. Additionally, cash inflows include $.6 million from issuances of the Company's Class B Common Stock due to exercises of stock options and to net proceeds of $.4 million from the reduction of long-term notes receivable.

Net cash outflows from investment activities in 1998 consisted principally of capital expenditures of $36.2 million (which includes $22.2 million related to the marketing area, $11.7 million for refinery operations and $2.2 million related to corporate strategic projects) and $3.5 million of refinery deferred turnaround costs. Additionally, cash outflows from investing activities include $3.9 million in capitalized costs of software developed for the Company's own use and $2 million in charges to deferred assets. The total outflows from investment activities were partially offset by $1 million in dividends received from the Company's unconsolidated subsidiaries and net proceeds from the sale of property, plant and equipment of $.8 million.

The ratio of current assets to current liabilities was 1.12:1 and 1.45:1, respectively, at December 31, 1998 and 1997. If FIFO values had been used for all inventories, the ratio of current assets to current liabilities would have been 1.14:1 at December 31, 1998 and 1.60:1 at December 31, 1997.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that a significant capital investments will continue to be required over the next several years to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $7.1 million as of December 31, 1998 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $7.1 million includes accruals for issues extending past 1999.

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

During 1999, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $4.4 million and $1.4 million, respectively. Of these expenditures, it is anticipated that $2.1 million for Pasadena and $1 million for Tyler will be of a capital nature, while $2.3 million and $.4 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $1.7 million during 1999.

As a result of overall favorable credit relationships, the Company has been able to maintain open lines of credit with its major suppliers. Effective as of December 10, 1998, the Company entered into an $80 million Loan and Security Agreement (Secured Credit Facility) for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants dealing with minimum levels of working capital and net worth. Availability under the Secured Credit Facility is limited to the lesser of $80 million or eligible collateral. At December 31, 1998, the borrowing capacity totaled $48.9 million due to abnormally low inventory levels and prices. The Company expects that with average inventory operating levels and crude oil in the $14 - $15 per barrel range, the availability under the Secured Credit Facility will range from $60 million to $75 million.

As of December 31, 1998, under the terms of the Secured Credit Facility, the Company had cash borrowings of $10 million and outstanding irrevocable letters of credit in the principal amount of $13.2 million, which was collateralized by cash. This collateral is included on the balance sheet as Restricted Cash and was returned to the Company in early January 1999. The cash borrowings were repaid in January 1999. The unused availability under the terms of the Secured Credit Facility was $38.9 million at year end. The Company pays an annual commitment fee on the unused portion of the credit line.

In March 1999, the Company amended the Secured Credit Facility to provide up to $125 million availability for cash borrowing and letter of credit needs. Up to $75 million of the secured credit facility continues to be subject to availability of eligible collateral as discussed above. The increased availability is not subject to the limitation of eligible collateral as that term is defined in the Secured Credit Facility.

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

The purchase money liens outstanding as of December 31, 1998, primarily include the financing of land, buildings and equipment at certain service station and convenience store locations. These borrowings are generally repayable over 60 to 72 months with an effective interest rate based upon a fixed spread over the then current applicable U.S. Treasury Note rate. Purchase money liens are secured by assets having a cost basis of $14.4 million and $8.8 million at December 31, 1998 and 1997, respectively. The cost basis of assets securing purchase money liens was reduced by $6.5 million in January 1999 due to the repayment of one of the instruments. The remaining principal balance is payable monthly through May 2004.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 1999 are projected to approximate $42 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including the Secured Credit Facility, will be sufficient over the next several years to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one year periods upon agreement between the Company and the Agent. Any major acquisition would likely require a combination of additional debt and equity.

The Company places its temporary cash investments in high credit quality financial instruments which are in accordance with the covenants of the Company's financing agreements. These securities mature within ninety days and, therefore, bear minimal risk. The Company has not experienced any losses on these investments.

The Company faces intense competition in all of the business areas in which it operates. Many of the Company's competitors are substantially larger and, therefore, the Company's earnings can be affected by the marketing and pricing policies of its competitors, as well as changes in raw material costs.

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

The Company has disclosed in Note I of Notes to Consolidated Financial Statements on page 35 of this report, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 7 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. On February 5, 1996, the Company invoked a lock out of employees in the collective bargaining unit. The Company has been operating the Pasadena refinery without interruption since the lock out and intends to continue full operations in this manner, until an agreement is reached with the collective bargaining unit.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have an adverse effect on profitability during any particular period, many of which are beyond the Company's control. Among these are the supply and demand for crude oil and refined products, which is largely driven by the condition of local and worldwide economies and politics, although seasonality and weather patterns also play a significant part. Governmental regulations and policies, particularly in the areas of energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic markets that the Company serves and by Company-specific factors, such as the success of particular marketing programs and refinery operations.

In addition, the Company's profitability depends largely on the difference between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may significantly fluctuate from time to time. Crude oil and refined products are commodities whose price levels are largely determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price of crude oil generally results in a corresponding increase or decrease in prices for refined products, often there is a lag time in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

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

Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. Futures, forwards and exchange traded options are used to minimize the exposure of the Company's refining margins to crude oil and refined product fluctuations. The Company also selectively uses the futures market to help manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the value of inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related product profit margins. Although the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting discussed below. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries (net of the Statoil contract which provides a fixed margin) and a representative amount of total gasoline sold at the Company's retail units:

     EARNINGS SENSITIVITY           CHANGE      ANNUAL IMPACT
     --------------------           ------      --------------
     Refining margin.............  $0.10/bbl    $ 4.4 million
     Retail margin...............  $0.01/gal    $ 5.3 million

Based on December 31, 1998 crude oil and refined products market prices (market prices), the Company's outstanding derivative commodity instruments held at December 31, 1998 are anticipated to result in an increase in future earnings of approximately $1.0 million. If market prices were to increase by 10%, the anticipated increase in future earnings would approximate $2.3 million. Similarly, if market prices were to decrease by 10%, the anticipated decrease in futures earnings would approximate $(.2) million.

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

IMPACT OF YEAR 2000

The Company uses software and related information technologies and other equipment throughout its businesses that may be affected by the year 2000 issue.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define a particular year. These computer programs include both information technology (IT) systems such as software programs and non-information technology (non-IT) systems such as embedded microcontrollers in electronic equipment. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture products, send invoices, or engage in similar normal business activities. The Company initially commenced its year 2000 readiness program in early 1995.

The Company began a long-term project which encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement an enterprise-wide state-of-the-art fully integrated software package (SAP R/3(TM)) which was selected in connection with re-designing business practices to further enhance operating and record keeping efficiencies. This software is year 2000 compliant. Due to the enterprise-wide scale of the project, the majority of the Company's year 2000 issues should be resolved as an added benefit of this software implementation. The following paragraphs address those computer systems that are not encompassed within the SAP R/3(TM) system.

The evaluation of the Company's state of readiness relating to its year 2000 issues is a continual process emphasizing a constant awareness of computer systems and business relationships that may be sensitive to year 2000 issues. Management has categorized the activities necessary to solve the year 2000 issues into the identification and assessment phase, the remediation phase, and the testing and contingency planning phase. The identification and assessment phase includes conducting a comprehensive inventory and evaluation of all of the Company's information technology (IT) systems and non-IT electronic equipment (collectively referred to as computer programs) to identify those computer programs that contain date sensitive features. Those computer programs that contain such features are then further evaluated and categorized as either mission critical or non-mission critical based upon their relative importance to the uninterrupted continuation of the Company's daily operations. Mission critical computer programs gain top priority when allocating the available resources to solve year 2000 issues.

As of January 31, 1999, with the exception of the non-IT electronic equipment at the Company's two refineries, the Company had completed the identification and assessment of all of its information technology (IT) systems and non-IT electronic equipment, both mission critical and non-mission critical. A consulting group was engaged to assist with the identification and assessment of the non-IT electronic equipment at the Pasadena refinery, and similar efforts were undertaken by Company employees at the Tyler refinery. As of March 15, 1999, substantially all of the assessment work at the Pasadena refinery has been completed, while the Tyler refinery assessment is 60% complete. The Company expects to complete the remaining assessment activities at the Tyler refinery early in the second quarter of 1999.

The assessment phase also includes the identification of and communication with hardware and software vendors with whom the Company transacts business, third parties with whom the Company exchanges information electronically, major or sole source suppliers, government agencies, and major customers. The focus of these communications is to determine the state of readiness of each of these third parties with respect to their own year 2000 issues and how their progress may impact the Company. The majority of responses received to third party inquiries indicate that they are working on their year 2000 issues, but the responses do not provide specific details. Follow-up action related to material third party inquiries and responses is expected to continue in 1999 as these material third parties progress in their own year 2000 readiness projects. The Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

The remediation phase includes the repair, upgrade or replacement of all computer programs identified as non-compliant in the assessment phase. These activities will include all computer programs that have not been scheduled to be repaired, upgraded or replaced as well as those that had been scheduled but whose timing of repair, upgrading or replacement was accelerated to resolve the Company's year 2000 issues. The Company's primary strategy for correcting year 2000 issues is to replace all non-compliant technology with newly purchased technology that, in addition to being year 2000 compliant, provides enhanced business functionality and capabilities. This phase has been on-going since 1995 and is expected to be substantially completed by September 30, 1999.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $1.7 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through March, 1999 was approximately $.7 million. The future cost is estimated to be approximately $1.0 million. The Company's year 2000 efforts are funded primarily from existing IT and business unit budgets.

The testing and contingency planning phase includes testing the computer programs worked on in the remediation phase for accuracy as well as concurrently developing contingency plans that may be put into effect in the event that significant deficiencies are identified. Contingency planning also encompasses developing alternative sources of supply in the event of failure by material third parties to remedy their own year 2000 issues. Testing of computer programs is expected to be completed as remediation or replacement of individual programs is completed. Due to the number of computer programs utilized by the Company and the need to begin remediation, replacement, and testing of mission critical programs in a timely manner, any or all of the phases identified may be performed concurrently. Testing of implemented technologies will be a continual process with the expectation that all of the Company's mission critical systems will be tested by the end of the third quarter of 1999.
Contingency plans will be formulated as the need arises.

While the Company's management anticipates that all mission critical computer programs will be assessed, remedied and tested by the dates set forth in the preceding paragraphs, there can be no assurance that all will be completely error free and that such programs will be compliant by such dates. We rely on third party software, equipment and services to conduct our business. While the Company believes it has made reasonable efforts to address this issue, it has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

The Company believes the most reasonably likely worst case year 2000 scenarios would be failure of the control systems at the Company's refineries, or the failure of key customers or suppliers (e.g. utility providers) to achieve year 2000 compliance. Either of these scenarios could result in lost sales or lost production due to the forced shutdown for an indefinite period at one or both refineries. In order to mitigate the affect of any such disruption, the Company may increase inventory levels prior to year-end 1999 based on assessments made closer to the end of 1999. In the event that only one refinery is affected by year 2000 failures, the Company has the flexibility of shifting feedstocks between facilities, or procuring petroleum products via sale, trade or exchange agreements in order to meet any contractual requirements.

The failure to correct a material year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, the inaccuracy of responses received from these third parties, and the potential shortage of skilled human resources to install and test upgraded software and equipment could result in interruptions to Company operations or business activities. Such interruptions could have a material adverse impact on the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of the year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Insurance coverage available at this time is limited to business interruption resulting from fire, explosion, or related perils which are caused by a year 2000 system failure.

The foregoing year 2000 discussion constitutes a "forward-looking" statement within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 through 16 of this report.



















                      [This space intentionally left blank]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                 CONSOLIDATED BALANCE SHEETS
                     Crown Central Petroleum Corporation and Subsidiaries
                                    (thousands of dollars)



                                                                       December 31
                                                                   1998           1997
                                                                   -----          ----
      ASSETS

      CURRENT ASSETS
        Cash and cash equivalents.........................         $ 14,470       $ 43,586
        Restricted cash...................................           12,000
        Accounts receivable, less allowance for
          doubtful accounts (1998--$739; 1997--$738)......           60,227        102,529
        Recoverable income taxes..........................              616          3,819
        Inventories.......................................           80,104        109,279
        Other current assets..............................            1,411          2,097
                                                                   --------       --------
          TOTAL CURRENT ASSETS............................          168,828        261,310



      INVESTMENTS AND DEFERRED CHARGES....................           47,044         44,448



      PROPERTY, PLANT AND EQUIPMENT
        Land..............................................           48,651         45,148
        Petroleum refineries..............................          375,114        364,081
        Marketing facilities..............................          217,208        200,011
        Pipelines and other equipment.....................           27,422         25,823
                                                                   --------       --------
                                                                    668,395        635,063

          Less allowance for depreciation.................          362,684        339,854
                                                                   --------       --------
            NET PROPERTY, PLANT AND EQUIPMENT.............          305,711        295,209
                                                                   --------       --------
                                                                   $521,583       $600,967
                                                                   ========       ========






      See notes to consolidated financial statements

                                 CONSOLIDATED BALANCE SHEETS
                     Crown Central Petroleum Corporation and Subsidiaries
                                    (thousands of dollars)




                                                                       December 31
    LIABILITIES AND STOCKHOLDERS' EQUITY                           1998           1997
                                                                  -----          -----

    CURRENT LIABILITIES
       Accounts payable:
         Crude oil and refined products.................         $   48,466     $  104,391
         Other..........................................             36,750         27,330
       Accrued liabilities..............................             53,730         46,766
       Borrowings Under Secured Credit Facility.........
                                                                     10,000
       Current portion of long-term debt................              1,307          1,498
                                                                 ----------     ----------
       TOTAL CURRENT LIABILITIES........................            150,253        179,985

    LONG-TERM DEBT......................................            129,899        127,506

    DEFERRED INCOME TAXES...............................             23,947         43,854

    OTHER DEFERRED LIABILITIES..........................             38,711         42,267


    COMMON STOCKHOLDERS' EQUITY
       Class A Common Stock--par value $5 per share:
       Authorized--7,500,000 shares;
       issued and outstanding shares--
       4,817,394 in 1998 and in 1997....................             24,087         24,087

       Class B Common Stock--par value $5 per share:
       Authorized--7,500,000 shares;
       issued and outstanding shares--
       5,236,217 in 1998 and 5,240,774 in 1997..........             26,181         26,204
       Additional paid-in capital.......................             91,466         94,655
       Unearned restricted stock........................             (1,500)        (5,291)
       Retained Earnings................................             38,539         67,700
                                                                 ----------     ----------
       TOTAL COMMON STOCKHOLDERS' EQUITY................            178,773        207,355
                                                                 ----------     ----------
                                                                 $  521,583     $  600,967
                                                                 ==========     ==========





      See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)

                                                                         Year Ended December 31
                                                                  1998           1997            1996
                                                                  -----          -----           ----

REVENUES
   Sales and operating revenues..........................       $1,264,317     $1,609,083      $1,641,875

OPERATING COSTS AND EXPENSES
   Costs and operating expenses..........................        1,155,194      1,435,707       1,499,063
   Selling expenses......................................           87,121         77,864          81,682
   Administrative expenses...............................           22,427         20,578          20,599
   Depreciation and amortization.........................           34,017         31,623          31,756
   Sales, abandonments and write-down of property, plant
       and equipment.....................................             (408)           402             217
                                                                ----------     ----------      ----------
                                                                 1,298,351      1,566,174       1,633,317
                                                                ----------     ----------      ----------
OPERATING (LOSS) INCOME..................................          (34,034)        42,909           8,558
   Interest and other income.............................            3,029          2,617           2,001
   Interest expense......................................          (14,740)       (14,168)        (13,982)
                                                                ----------     ----------      ----------

(LOSS) INCOME BEFORE INCOME TAXES........................          (45,745)        31,358          (3,423)

INCOME TAX (BENEFIT) EXPENSE.............................          (16,365)        12,123            (656)
                                                                ----------     ----------      ----------

NET (LOSS) INCOME........................................       $  (29,380)    $   19,235      $   (2,767)
                                                                ==========     ==========      ==========

EARNINGS PER COMMON SHARE:
   Net (Loss) Income.....................................       $    (2.99)    $     1.97      $     (.28)
                                                                ==========     ==========      ==========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
   Net (Loss) Income.....................................       $    (2.99)    $     1.94      $     (.28)
                                                                ==========     ==========      ==========


See notes to consolidated financial statements

        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)


                                 Class A            Class B        Additional   Unearned
                              Common Stock       Common Stock       Paid-In    Restricted  Retained
                            Shares    Amount    Shares     Amount   Capital       Stock    Earnings    Total
                           --------  -------    ------     ------   -------      -------  ---------  -------
BALANCE AT JANUARY 1,
1996                      4,817,392  $ 24,087  5,135,558  $ 25,678  $ 92,249    $ (3,733)  $ 51,214  $189,495
Net (loss) for 1996                                                                          (2,767)   (2,767)
Adjustment to minimum
   Pension liability, net of
   Deferred income taxes
   of $79                                                                                       146       146
Stock registered to
   Participants of stock
   Incentive plans                                45,450       227       466        (693)
Cancellation of
   non-vested stock
   Registered to
   participants of
   stock incentive plans                         (51,050)     (255)     (591)        846
Stock option exercises                            35,828       179       337                              516
Market value adjustments to
   Unearned Restricted
    Stock                                                               (629)        629
Other                             2                                      (15)                             (15)
                          ---------  --------  ---------  --------  --------    --------   --------  --------
BALANCE AT DECEMBER 31,   4,817,394    24,087  5,165,786    25,829    91,817      (2,951)    48,593   187,375
1996
Net income for 1997                                                                          19,235    19,235
Adjustment to minimum
   Pension liability, net of
   Deferred income tax
   benefit of $69                                                                              (128)    (128)
Stock registered to
   Participants of stock
   Incentive plans                                92,700       464       736      (1,200)
Cancellation of
   non-vested stock
   Registered to
   participants of
   stock incentive plans                         (81,700)     (409)     (571)        980
Stock option exercises                            63,988       320       557                              877
Market value adjustments to
   Unearned Restricted
   Stock                                                               2,120      (2,120)
Other                                                                     (4)                              (4)
                          ---------  --------  ---------  --------  ---------   --------   --------  ---------
BALANCE AT DECEMBER 31,   4,817,394    24,087  5,240,774    26,204    94,655      (5,291)    67,700   207,355
1997
Net (loss) for 1998                                                                         (29,380)  (29,380)
Adjustment to minimum
   Pension liability, net of
   Deferred income tax
   benefit of $117                                                                              219       219
Stock registered to
   Participants of stock
   Incentive plans                                85,415       427       645      (1,072)
Cancellation of
   non-vested stock
   Registered to
   participants of
   stock incentive plans                        (114,140)     (571)   (1,649)      2,220
Stock option exercises                            41,814       209       387                              596
Market value adjustments to
   Unearned Restricted
   Stock                                                              (2,530)      2,530
Other                                            (17,646)      (88)      (42)        113                  (17)
                          ---------  --------  ---------  --------  --------    --------   --------  --------
BALANCE AT DECEMBER 31,
1998                       4,817,394  $  24,087 5,236,217  $ 26,181  $  91,466   $ (1,500)  $  38,539 $178,773
                           =========  ========= =========  ========  =========   ========   ========= ========


See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)

                                                                 Year Ended December 31
                                                              1998         1997         1996
                                                             -----        ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income....................................       $(29,380)    $ 19,235   $   (2,767)
Reconciling items from net (loss) income to net
  Cash provided by operating activities:
  Depreciation and amortization......................         34,017       31,623       31,756
  (Gain) loss on sales of property, plant
    And equipment....................................           (408)         402          217
  Equity loss in unconsolidated subsidiaries.........          1,042          500
  Deferred income taxes..............................        (16,874)      10,310       (1,406)
  Other deferred items...............................          2,219       (1,446)       1,837
Changes in assets and liabilities
  Accounts receivable................................         42,302       10,918       (7,648)
  Inventories........................................         29,175      (43,275)      30,021
  Other current assets...............................            686       11,110      (10,612)
  Crude oil and refined products payable.............        (55,925)      (8,141)         496
  Other accounts payable.............................          9,420        4,905       (1,862)
  Accrued liabilities and other deferred liabilities.          3,447        2,443      (10,250)
  Recoverable and deferred income taxes..............            170        4,010        3,263
  Restricted Cash....................................        (12,000)
  Deferred financing costs...........................         (6,430)
                                                            --------     --------     --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES........          1,461       42,594       33,045
                                                            --------     --------     --------

CASH FLOWS FROM INVESTMENT ACTIVITIES
  Capital expenditures...............................        (36,161)     (31,924)     (24,101)
  Proceeds from sales of property, plant and equipment           786        7,337        2,494
  Investment in affiliates...........................            959          136
   Capitalization of software costs..................         (3,898)      (3,946)      (6,077)
  Deferred turnaround maintenance....................         (3,461)     (14,054)      (4,846)
  Other (charges) credits to deferred assets.........         (2,030)         466
                                                            --------     --------     --------
    NET CASH (USED IN) INVESTMENT ACTIVITIES.........        (43,805)     (41,985)     (32,530)
                                                            --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt and credit agreement borrowings.         79,770       27,776      108,000
  Repayments of debt and credit agreement borrowings.        (67,600)     (27,378)    (109,522)
  Net repayments (issuances) of long-term notes                  461          376         (228)
    receivable.........................................
  Issuances of common stock..........................            597          877          516
                                                            --------     --------     --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       13,228        1,651       (1,234)
                                                            --------     --------     --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.        (29,116)       2,260         (719)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......         43,586       41,326       42,045
                                                            --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 14,470     $ 43,586     $ 41,326
                                                            ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the year for:
    Interest (net of amount capitalized).............       $ 21,442     $ 13,232     $ 13,007
    Income taxes.....................................          1,328        2,746          904


See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crown Central Petroleum Corporation and Subsidiaries


NOTE A--DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES


Description of Business: Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in two business segments as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States and through a network of 343 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

Employment at the Company's Pasadena and Tyler refineries represent approximately 10% and 7%, respectively, of the Company's total employment at December 31, 1998. Additionally, approximately 70% of the Pasadena refinery employees and approximately 61% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE), formerly the Oil Chemical & Atomic Workers Union (OCAW), covering employees at the Pasadena refinery expired on February 1, 1996. The Pasadena refinery employees subject to the PACE agreement were locked out by the Company on February 5, 1996. The Company has been operating the Pasadena refinery without interruption since the lock out and intends to continue full operations in this manner, until an agreement is reached with the collective bargaining unit. Negotiations for a new agreement are ongoing.

The Company has a contract to process 35,000 barrels per day of crude oil into refined product for one customer at its Pasadena refinery. The customer retains ownership of the crude oil and the refined products. The Company receives a fixed processing fee per barrel. This contract runs through October 14, 2000.

Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which operates the Tyler refinery, product terminals located along the Texas Eastern Products Pipeline system and through a subsidiary, a pipeline gathering system in Texas.

FZ Corporation, a wholly owned subsidiary of the Company, is the parent company of Fast Fare, Inc. which operates two convenience store chains in six states, retailing both merchandise and gasoline.

The following summarizes the significant accounting policies and practices followed by the Company:

Principles of Consolidation: The consolidated financial statements include the accounts of Crown Central Petroleum Corporation and all majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's investments in unconsolidated subsidiaries are accounted for under the equity method.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash in excess of daily requirements is invested in marketable securities with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the Statements of Cash Flows. Cash with restrictions on usage are not deemed to be cash equivalents for purposes of the Balance Sheets and the Statements of Cash Flows. Temporary cash overdrafts are included in accounts payable.

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

Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in operating results.

Depreciation of property, plant and equipment was approximately $24,288,000, $24,307,000 and $25,410,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

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

Amortization of Goodwill: The excess purchase price over the estimated fair value of assets of businesses acquired is being amortized on a straight-line basis over 20 years.

Derivative Financial Instruments: The Company uses the futures, forwards, and exchange traded options to manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the value of inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. These instruments generally allow for settlement at the end of their term in either cash or product.

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses are deferred in other current assets and liabilities to the extent that the associated refined products have not been sold. While the Company's hedging activities are intended to reduce volatility and provide an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related refined product profit margins.

Credit Risk - Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at December 31, 1998. The Company evaluates the credit worthiness of counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

Stock Based Compensation - The Company has adopted the disclosure provisions prescribed by SFAS 123 which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 while providing pro-forma disclosures of net income and earnings per share calculated using the fair value based method.

Reclassifications - To conform to the 1998 presentation, the Consolidated Statements of Operations for the years ended December 31, 1997 and 1996, respectively, have been restated. Service station rental income and certain other retail marketing recoveries, which had previously been reported as a reduction of Selling and administrative expenses, have been reclassified and are now reported as components of Sales and operating revenues, and Costs and operating expenses, respectively. Additionally, beginning with the three months ended March 31, 1998, the Company began reporting Selling expenses and Administrative expenses as separate amounts in the Consolidated Condensed Statements of Operations. Selling and administrative expenses as originally reported in the Company's Form 10-K for the years ending December 31, 1997 and 1996, have been restated to reflect these changes. These reclassifications had no effect on the net income or net income per share amounts as originally reported.

To conform to the 1998 presentation, certain Consolidated Balance Sheet amounts at December 31, 1997 have been restated.

Recently Issued Pronouncements - In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments shall be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2000. The financial statement impact of adopting SFAS No. 133 has not yet been determined.


NOTE B--INVENTORIES

Inventories consist of the following:

                                                                    December 31
                                                                1998           1997
                                                               ------         -----
                                                              (thousands of dollars)

Crude oil.............................................        $ 26,489      $ 42,164
Refined products......................................          39,776        79,905
                                                              --------      --------
   Total inventories at FIFO (approximates current cost)        66,265       122,069
LIFO allowance net of lower of cost or market reserve.            (184)      (25,586)
                                                              --------      --------
   Total crude oil and refined products...............          66,081        96,483
                                                              --------      --------

Merchandise inventory at FIFO (approximates current cost)        7,950         6,806
LIFO allowance........................................          (2,515)       (1,929)
                                                              --------      --------
   Total merchandise..................................           5,435         4,877
                                                              --------      --------

Materials and supplies inventory at FIFO..............           8,588         7,919
                                                              --------      --------
   TOTAL INVENTORY....................................        $ 80,104      $109,279
                                                              ========      ========


As a result of a reduction in LIFO inventory quantities, the net loss for 1998 increased by approximately $.5 million ($.05 per share). Due to the decline in crude oil purchase prices, refined products inventories have been reduced by a reserve of approximately $7.1 million to reflect valuing inventories at the lower of cost or market.


NOTE C--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                                    December 31
                                                                1998          1997
                                                               ------        -----
                                                              (thousands of dollars)

Unsecured 10.875% Senior Notes.........................       $124,810       $124,779
Loan and Security Agreement............................         10,000
Purchase Money Liens...................................          6,159          3,859
Other obligations......................................            237            366
                                                              --------       --------
                                                               141,206        129,004

Less current portion - Loan and Security Agreement.....         10,000
Less current portion...................................          1,307          1,498
                                                              --------       --------
   LONG-TERM DEBT......................................       $129,899       $127,506
                                                              ========       ========


The aggregate maturities of long-term debt through 2003 are as follows (in thousands): 1999 - $11,307; 2000 - $612; 2001 - $608; 2002 - $588; 2003 - $715.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. The Indenture also includes a provision limiting liens unless the Notes are directly secured equally and ratably with any liability secured by a lien. During 1998, the Company decided to replace its existing, unsecured credit facility with a new facility to be secured by certain current assets. As of December 2, 1998, the Indenture was amended, following a consent by the required number of Note holders, to allow for a lien on certain current assets securing the payment of indebtedness under a secured credit facility.

Effective as of December 10, 1998, the Company entered into an $80 million Loan and Security Agreement (Secured Credit Facility) for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants dealing with minimum levels of working capital and net worth. Availability under the Secured Credit Facility is limited to the lesser of $80 million or eligible collateral. At December 31, 1998, eligible collateral totaled $48.9 million due to abnormally low inventory levels and prices. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates.

The costs associated with obtaining the Secured Credit Facility and with amending the Senior Note Indenture of $5.9 million have been capitalized and are being amortized over the life of the Secured Credit Facility or the remaining term of the Indenture as applicable. Amortization of these charges is included as a component of interest costs. The unamortized balance of deferred loan fees associated with the unsecured credit facility amounted to $.8 million at the time of replacement and have been written off as interest expense.

In March 1999, the Company amended the Secured Credit Facility to provide up to $125 million availability for cash borrowing and letter of credit needs. Up to $75 million of the Secured Credit Facility continues to be subject to availability of eligible collateral as discussed above. The increased availability is not subject to the limitation of eligible collateral as that term is defined in the Secured Credit Facility. The increased availability is being provided through a related party of the Company.

As of December 31, 1998, under the terms of the Secured Credit Facility, the Company had cash borrowings bearing interest at 8% per annum of $10 million and outstanding irrevocable letters of credit in the principal amount of $13.2 million, which was collateralized by cash (classified as "Restricted Cash" on the Balance Sheet). The unused commitments under the terms of the Secured Credit Facility were $38.9 million at year end. The Company pays an annual commitment fee on the unused portion of the credit line.

The purchase money liens outstanding as of December 31, 1998, primarily include the financing of land, buildings and equipment at certain service station and convenience store locations. These borrowings are generally repayable over 60 to 72 months with an effective interest rate based upon a fixed spread over the then current applicable U.S. Treasury Note rate. Purchase money liens are secured by assets having a cost basis of $14.4 million and $8.8 million at December 31, 1998 and 1997, respectively. The cost basis of assets securing purchase money liens was reduced by $6.5 million in January 1999 due to the repayment of one of the instruments. The remaining principle balance is payable monthly through May 2004.

The following interest costs were charged to pre-tax income:

                                                                Year Ended December 31
                                                           1998          1997           1996
                                                           -----        -----           ----
                                                                (thousands of dollars)
Total interest costs incurred...................         $17,344        $16,330       $15,822
Less: Capitalized interest......................           2,604          2,162         1,840
                                                         -------        -------       -------
                                INTEREST EXPENSE         $14,740        $14,168       $13,982
                                                         =======        =======       =======


NOTE D--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred gain from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $187,000 at December 31, 1998. Included in these hedging strategies are futures contracts maturing in January 1999. The Company is using these contracts to defer the pricing of approximately 9.7% of its crude oil commitments for the aforementioned period.

NOTE E--INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 1998           1997
                                                                 ----           -----
                                                              (thousands of dollars)

Deferred tax liabilities:
   Depreciation and amortization....................           $(65,240)      $(66,958)
   Other............................................            (35,778)       (26,260)
                                                               --------       --------
     Total deferred tax liabilities.................           (101,018)       (93,218)

Deferred tax assets:
   Post-retirement and pension obligations..........             10,747          9,067
   Environmental, litigation and other accruals.....              7,901          8,240
   Construction and inventory cost not currently                  2,457          9,758
      deductible....................................
   Benefit of future tax NOL carry forwards.........             31,863          5,630
   Other............................................             24,103         16,669
                                                               --------       --------
     Total deferred tax assets......................             77,071         49,364
                                                               --------       --------

     Net deferred tax liabilities...................           $(23,947)      $(43,854)
                                                               ========       ========


No valuation allowance is considered necessary for the above deferred tax assets. The Company has tax credit carry-forwards of approximately $252,000 which expire in the years 2009 through 2018, an alternative minimum tax credit carry-forward of $833,000 and net operating loss carry-forwards of approximately $91,500,000 which expire in the years 2009 through 2018.

Significant components of the income tax (benefit) provision for the years ended December 31 follows:

                                                       1998           1997          1996
                                                       ----           ----          ----
                                                           (thousands of dollars)
Current:
   Federal..................................        $       0     $   1,062      $       0
   State....................................              509           750            750
                                                    ---------     ---------      ---------
     Total Current..........................              509         1,812            750

Deferred:
   Federal..................................          (15,723)       10,062           (911)
   State....................................           (1,151)          249           (495)
                                                    ---------     ---------      ---------
     Total Deferred.........................          (16,874)       10,311         (1,406)
                                                    ---------     ---------      ---------

   INCOME TAX (BENEFIT) EXPENSE.............        $ (16,365)    $  12,123      $    (656)
                                                    =========     =========      =========

Current state tax provision includes $750,000 of franchise taxes for each of the years ended December 31, 1998, 1997 and 1996. In addition, the year ended December 31, 1998 includes a franchise tax refund of $241,000 related to fiscal years up to 1996.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31:


                                                     1998           1997            1996
                                                     ----           ----            ----
                                                            (thousands of dollars)
Income tax (benefit) expense calculated at the
   statutory federal income tax rate...........    $(16,011)      $ 10,975        $(1,198)
Amortization of goodwill and purchase                   145            145            145
adjustment.....................................
State taxes (net of federal benefit)...........        (252)           650            166
Other..........................................        (247)           353            231
                                                   --------       --------       --------
   INCOME TAX (BENEFIT) EXPENSE................    $(16,365)      $ 12,123       $   (656)
                                                   ========       ========       ========


NOTE F--CAPITAL STOCK AND NET INCOME PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 214,325, 260,700 and 249,700 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at December 31, 1998, 1997 and 1996, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:

                                                               Year Ended December 31
                                                        --------------------------------------
                                                            1998          1997         1996
                                                           ------        ------       -------
                                                   (dollars in thousands, except per share data)

(LOSS) INCOME APPLICABLE TO COMMON SHARES

Net (loss) income................................        $ (29,380)    $  19,235    $  (2,767)
                                                         =========     =========    =========

Common shares outstanding at January 1, 1998
    1997 and 1996, respectively..................        10,058,168    9,983,180    9,952,950

Restricted  shares  held by the Company at January 1,
    1998, 1997 and 1996, respectively............         (260,700)     (249,700)    (255,300)

Weighted average effect of shares of common stock
    issued for stock option exercises............           35,237        18,531       24,043
                                                         ---------     ---------    ---------


Weighted average number of common shares
   outstanding, as adjusted at December 31,
   1998, 1997 and 1996, respectively.............        9,832,705     9,752,011    9,721,693

Effect of Dilutive Securities:
    Employee stock options                                               113,060
    Restricted stock awards                                               33,833
                                                         ---------     ---------    ---------

Weighted average number of common shares
    outstanding, as adjusted at December 31, 1998,
    1997 and 1996, respectively -
    assuming dilution..... ......................        9,832,705     9,898,904    9,721,693
                                                         =========     =========    =========

EARNINGS PER SHARE:

Net (loss) income................................        $   (2.99)    $    1.97    $    (.28)
                                                         =========     =========    =========

EARNINGS PER SHARE - ASSUMING DILUTION:

Net (loss) income................................        $   (2.99)    $    1.94    $    (.28)
                                                         =========     =========    =========

At December 31, 1998, the Company had non-qualified stock options outstanding representing 1,065,027 potential common shares. Due to the net loss from operations for the years ended December 31, 1998 and 1996, the effect of dilutive securities under stock options and awards were excluded from the diluted earnings per share calculations.

NOTE G--LONG-TERM INCENTIVE PLAN

Under the terms of the 1994 Long-term Incentive Plan (Plan), the Company may distribute to employees restricted shares of the Company's Class B Common Stock and options to purchase Class B Common Stock. Up to 1.1 million shares of Class B Common Stock may be distributed under the Plan. The balance sheet caption "Unearned restricted stock" is charged for the market value of restricted shares at their grant date and changes in the market value of shares outstanding until the vesting date, and is shown as a reduction of stockholders' equity. The impact is further reflected within Class B Common Stock and Additional Paid-in-Capital.

PVRS awards are subject to minimum years of service requirements from the date of grant with earlier vesting possible subject to the attainment of performance goals. Additionally, PVRS awards are subject to certain other restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1998, 214,325 shares of PVRS have been registered in participants names and are being held by the Company subject to the attainment of the related performance goals or years of service. PVRS awards to employees who have left the Company are canceled. PVRS awards granted prior to 1996 whose related performance goals have not been achieved are forfeited.

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

Shares of Class B Common Stock available for issuance under options or awards amounted to 213,189 and 372,176 at December 31, 1998 and 1997, respectively.

Detail of the Company's stock options are as follows:

                                                   Common       Price Range     Weighted Average
                                                   Shares        Per Share      Price Per Share
                                                  -------       -----------     ---------------
1994 Long-Term Incentive Plan
  Outstanding - January 1, 1996.................  505,000     $12.81 - $16.88       $14.11
                                                 --------

  Granted - 1996................................  106,500     $13.75 - $19.50       $17.01
  Exercised - 1996..............................  (29,072)    $12.81 - $16.88       $14.60
  Canceled - 1996...............................  (97,872)    $12.81 - $17.69       $14.26
                                                 --------
  Outstanding - December 31, 1996...............  484,556     $12.81 - $19.50       $14.69
                                                 ========
     Shares exercisable at December 31, 1996....  156,756     $12.81 - $16.88       $14.59
                                                 ========

  Granted - 1997................................  166,600     $11.69                $11.69
  Exercised - 1997..............................   (4,963)    $12.81 - $16.13       $13.24
  Canceled - 1997...............................   (4,536)    $12.81 - $17.06       $15.37
                                                 --------
  Outstanding - December 31, 1997...............  641,657     $11.69 - $19.50       $13.92
                                                 ========
     Shares exercisable at December 31, 1997 ...  310,142     $12.81 - $19.50       $14.66
                                                 ========
  Granted - 1998................................  165,915     $ 9.38 - $15.00       $14.92
  Exercised - 1998..............................  (29,942)    $12.81 - $17.69       $14.27
  Canceled - 1998...............................  (37,982)    $11.69 - $17.69       $13.20
                                                 --------
  Outstanding - December 31, 1998...............  739,648     $ 9.38 - $19.50       $14.17
                                                 ========
     Shares exercisable at December 31, 1998....  509,559     $ 9.38 - $19.50       $14.20
                                                 ========

                                                         Common       Price Range     Weighted Average
                                                         Shares        Per Share      Price Per Share
                                                        -------       -----------     ---------------

1995 Management Stock Option Plan
  Outstanding - January 1, 1996.................        461,760     $13.75 - $16.06       $13.77

  Exercised - 1996..............................         (6,756)    $13.75                $13.75
  Canceled - 1996...............................        (24,524)    $13.75                $13.75
                                                       --------
  Outstanding - December 31, 1996...............        430,480     $13.75 - $16.06       $13.77
                                                       ========
      Shares  exercisable  at  December  31, 1996       143,493     $13.75 - $16.06       $13.77
                                                       ========

  Exercised - 1997..............................        (59,025)    $13.75                $13.75
  Canceled - 1997...............................        (32,704)    $13.75                $13.75
                                                       --------
  Outstanding - December 31, 1997...............        338,751     $13.75 - $16.06       $13.78
                                                       ========

     Shares  exercisable  at  December  31,  1997       207,388     $13.75 - $16.06       $13.78
                                                       ========
  Exercised - 1998..............................        (11,872)    $13.75 - $16.06       $14.27
  Canceled - 1998...............................         (1,500)    $13.75                $13.75
                                                       --------
  Outstanding - December 31, 1998...............        325,379     $13.75 - $16.06       $13.76
                                                       ========
      Shares  exercisable  at  December  31, 1998       325,379     $13.75 - $16.06       $13.76
                                                       ========
Total outstanding - December 31, 1998...........       1,065,027    $ 9.38 - $19.50       $14.04
                                                       =========
Total exercisable - December 31, 1998...........        834,938     $ 9.38 - $19.50       $14.03
                                                       ========



The weighted average remaining life for options outstanding at December 31, 1998 was approximately seven years for the Long-Term Incentive Plan and also approximately seven years for the Management Stock Option Plan.

All options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. The weighted average fair value at the date of grant for options granted under the Long-Term Incentive Plan was $3.57, $2.31 and $3.36 for 1998, 1997 and 1996, respectively. There were no grants under the Management Stock Option Plan in 1998, 1997, or 1996. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:

LONG-TERM INCENTIVE PLAN              1998             1997            1996
------------------------           ---------        ---------        -------

Expected life (years)                     3               3               3
Risk Free Interest Rate                5.63%           5.67%           6.04%
Volatility                             27.5%           27.0%           26.0%
Dividend Yield                          0.0%            0.0%            0.0%


The Company granted 85,415, 92,700 and 45,450 of shares of PVRS Awards during 1998, 1997 and 1996, respectively. The weighted average fair value at date of grant for PVRS Awards granted in 1998, 1997 and 1996 was $14.94, $11.69 and $17.05, respectively, which in each case represents the market value of the Company's Class B Common Stock at the date of grant. The amount of compensation expense recognized for PVRS Awards was not significant for 1998, 1997, or 1996.

Stock-based compensation costs would have increased the pretax loss by approximately $864,000 ($540,000 after tax or $.05 per basic and diluted share) for the year ended December 31, 1998, decreased the pretax income by approximately $1,610,000 ($1,007,000 after tax or $.10 per basic and diluted share), and increased pretax loss by approximately $1,320,000 ($805,000 after tax or $.08 per basic and diluted share) for the years ended December 31, 1997 and 1996, respectively, had the fair values of options and the PVRS granted since 1995 been recognized as compensation expense on a straight line basis over the vesting period of the grant giving consideration to achievement of performance objectives where applicable. The pro-forma effect on net income for 1998, 1997 and 1996 is not representative of the pro-forma effect on net income in future years as it does not consider the pro-forma compensation expense related to grants made prior to 1995.

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

The following table sets forth the changes in the benefit obligation and plan assets of the Company's pension plans for the years ended December 31, 1998 and 1997, respectively:

                                                           December 31
                                                        1998         1997
                                                       -----        -----
                                                      (thousands of dollars)

CHANGE IN PENSION PLANS' BENEFIT OBLIGATION

  Pension plans' benefit  obligation - beginning of    $132,652     $120,367
     year.......................................

  Service cost..................................          4,913        4,500
  Interest cost.................................          8,882        8,787
  Benefits paid.................................         (5,984)      (5,729)
  Administrative expenses.......................           (843)        (874)
  Actuarial loss................................          4,448        5,601
  Other.........................................         (2,367)           0
                                                       --------     --------

  Pension plans' benefit obligation - end of year       141,701      132,652
                                                       --------     --------

CHANGE IN PENSION PLAN ASSETS

  Fair value of plan assets - beginning of year.        115,402      104,651

  Actual return on plan assets..................         15,701       16,705
  Benefits paid.................................         (5,627)      (5,358)
  Administrative expenses.......................           (843)        (874)
  Other.........................................            862          278
                                                       --------     --------

  Fair value of plan assets - end of year.......        125,495      115,402
                                                       --------     --------

RECONCILIATION OF FUNDED STATUS

  Funded status.................................        (16,206)     (17,250)
  Unrecognized actuarial (loss).................          4,665        8,272
  Unrecognized net (asset) at transition........           (471)        (509)
  Unrecognized prior service cost...............           (794)        (845)
                                                       --------     --------

  Net amount recognized at end of year..........       $(12,806)    $(10,332)
                                                       ========     ========


Amounts recognized in the Balance Sheet consist of:

                                                      Year Ended December 31
                                                         1998         1997
                                                        ------       -----
                                                      (thousands of dollars)

  Accrued pension liability.....................      $ (14,516)    $(12,653)
  Intangible asset..............................          1,001        1,276
  Accumulated other comprehensive income........            709        1,045
                                                       --------     --------

  Net amount recognized at end of year..........      $ (12,806)    $(10,332)
                                                      =========     ========

  Other comprehensive income attributable to change
  in additional minimum liability recognition...     $     (336)    $    197
                                                     ==========     ========

Net periodic pension costs consisted of the following components:

                                                            Year Ended December 31
                                                         1998         1997         1996
                                                       -------       -----        ------
                                                            (thousands of dollars)
Service cost - benefit earned during the year...      $  4,913     $  4,500     $  4,737
Interest cost on projected benefit obligations..         8,882        8,787        8,175
Expected (return) on plan assets................       (10,951)      (9,864)      (8,953)
Amortization of prior service cost..............           (51)          66           31
Recognized actuarial loss.......................            76           53          406
Amortization of transition (asset) obligation...           (38)         (38)         (38)
                                                      --------     --------     --------
    Net periodic pension cost...................      $  2,831     $  3,504     $  4,358
                                                      ========     ========     ========


Assumptions used in the accounting for the defined benefit plans as of December 31 were:

                                                      1998     1997     1996
                                                     ------   ------    -----

Weighted average discount rates.................     6.75%    7.00%     7.50%
Rates of increase in compensation levels........     4.00%    4.00%     4.00%
Expected long-term rate of return on assets.....     9.75%    9.75%     9.75%

The Company's defined benefit pension plans which cover only certain senior executives are unfunded plans. The projected benefit obligation and accumulated benefit obligation were $6,374,000 and $5,715,000, respectively, as of December 31, 1998, and $6,352,000 and $5,790,000, respectively, as of December 31, 1997.

In addition to the defined benefit pension plan, the Company provides certain health care and life insurance benefits for eligible employees who retire from active service. The post-retirement health care plan is contributory, with retiree contributions consisting of co-payment of premiums and other cost sharing features such as deductibles and coinsurance. Beginning in 1998, the Company "capped" the amount of premiums that it will contribute to the medical plans. Should costs exceed this cap, retiree premiums would increase to cover the additional cost.

The following table sets forth changes in the accrued cost of the Company's post-retirement benefit plans recognized in the Company's Balance Sheet:

                                                       Year Ended December 31
                                                        1998           1997
                                                        ----           ----
                                                       (thousands of dollars)

Accumulated post-retirement benefit obligation (APBO):
  Benefit obligation - beginning of year...........    $ 12,624       $12,302

  Service cost.....................................         390           326
  Interest cost....................................       1,058           859
  Benefits and  estimated  administrative  expenses      (1,112)       (1,053)
     paid..........................................
  Actuarial loss...................................         353           523
  Other............................................       3,046          (333)
                                                       --------       -------
    Benefit obligation - end of year...............    $ 16,359       $12,624
                                                       ========       =======

RECONCILIATION OF FUNDED STATUS

  Funded status....................................    $(16,359)     $(12,624)
  Unrecognized actuarial loss......................       6,775         3,708
  Unrecognized prior service cost..................        (921)       (1,039)
                                                       --------      --------

  Net amount recognized at end of year.............    $(10,505)     $ (9,955)
                                                       ========      ========

Amounts recognized in the Balance Sheet consist of:

  Accrued benefit liability.......................     $(10,505)     $ (9,955)
                                                       ========      =========

The weighted average discount rate used in determining the APBO was 6.75% and 7.00% in 1998 and 1997, respectively.

The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis.

Net periodic postretirement benefit costs include the following components:


                                                                Year Ended December 31
                                                             1998       1997        1996
                                                             ----       ----        ----

                                                                (thousands of dollars)
Service cost..........................................       $  390     $  326      $  354
Interest  cost  on  accumulated   postretirement  benefit     1,058        859         856
obligation............................................
Amortization of prior service cost....................         (118)      (118)       (118)
Recognized actuarial loss.............................          332        212         173
                                                             ------     ------      ------
    Net periodic postretirement benefit cost..........       $1,662     $1,279      $1,265
                                                             ======     ======      ======


As a result of the expense cap implemented in 1998, no further increase in the cost of medical care has been assumed for years subsequent to 1998. The medical trend rate assumption affects the amounts reported. For example, a one-percentage-point change in the medical trend rate would have the following effects:

                                                     1-Percentage- 1-Percentage-
                                                         Point         Point
                                                       Increase      Decrease
                                                      --------      -----------
                                                      (thousands of dollars)

Effect on total of service and interest cost
components......................................       $    77      $   (62)
Effect on accumulated postretirement benefit
obligation......................................           764         (638)


NOTE I--LITIGATION AND CONTINGENCIES

The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1998. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, in the opinion of management, there is no reasonable basis to believe that the eventual outcome of any such matter or group of related matters will have a material adverse effect on the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that continuing capital investments will be required over the next several years to comply with existing regulations. The Company has recorded a liability of $7.1 million as of December 31, 1998 and $11.1 million as of December 31, 1997 relative to the estimated costs of environmental issues of a non-capital nature. The liability is not discounted, it is expected to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or as recoveries to offset this liability.

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

NOTE J--NONCANCELLABLE LEASE COMMITMENTS

The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, an airplane, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other equipment and four to eight years for transportation equipment. The airplane lease which commenced in 1992 and has a term of seven years was cancelled in March 1999. The majority of service station properties have lease terms of 20 years. The average lease term for convenience stores is approximately 13 years. The Corporate Headquarters office lease commenced in 1993 and has a ten year term beginning in 1993. Certain of these leases have renewal provisions.

Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1998 are as follows (in thousands):

                       1999..................................   $      13,102
                       2000..................................          11,796
                       2001..................................          10,168
                       2002..................................           9,003
                       2003..................................           7,968
                       After  2003...........................          16,832
                                                                -------------
                            Total Minimum Rental Payments....   $      68,869
                                                                =============

Rental expense for the years ended December 31, 1998, 1997 and 1996 was $13,426,000, $12,927,000 and $12,935,000, respectively.


NOTE K--INVESTMENTS AND DEFERRED CHARGES

Investments and deferred charges consist of the following:

                                                               December 31
                                                            1998           1997
                                                            ----           ----
                                                         (thousands of dollars)
     System development costs..........................   $18,410      $ 16,065
     Deferred turnarounds..............................    12,570        16,874
     Loan expense......................................     7,886         2,168
     Long-term notes receivable........................     1,955         1,715
     Goodwill..........................................       953         1,367
     Investments.......................................       929         2,930
     Intangible pension asset..........................       688           917
     Other.............................................     3,653         2,412
                                                          -------      --------
         INVESTMENTS AND DEFERRED CHARGES..............   $47,044      $ 44,448
                                                          =======      ========




Accumulated amortization of goodwill was $5,638,000 and $5,224,000 at December 31, 1998 and 1997, respectively. Accumulated amortization of system development costs was $1,397,000 and $489,000 at December 31, 1998 and 1997, respectively.

NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable and long-term debt to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1998 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-Term Debt at December 31, 1998 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of its investments in subsidiaries is not determinable since these investments do not have quoted market prices.

The following summarizes the carrying amounts and related approximate fair values as of December 31, 1998 and 1997, respectively, of the Company's financial instruments whose carrying amounts do not equal its fair value:


                                         December 31, 1998                December 31, 1997
                                     Carrying       Approximate       Carrying     Approximate
                                      Amount        Fair Value         Amount       Fair Value
                                     --------       -----------       --------     -----------
                                       (thousands of dollars)          (thousands of dollars)

Assets

    Long-Term Notes Receivable...    $   1,955      $    1,325       $   1,715      $    1,825

Liabilities

    Long-Term Debt...............    $ 129,899      $  128,544       $ 127,506      $  127,675




NOTE M--SEGMENT INFORMATION

The Company has two reportable segments: refinery operations and retail marketing. The Company's refinery operations segment consists of two high-conversion petroleum refineries, one located in Pasadena, Texas and the other located in Tyler, Texas. The Pasadena and Tyler refineries sell petroleum products directly to other oil companies, jobbers, and independent marketers. In addition, the Pasadena refinery sells directly into the Gulf Coast spot market as well as to an independent network of dealer-operated retail units that sell Crown-branded petroleum products and to the Company's own retail segment. The Company's retail segment sells petroleum products and convenience store merchandise directly to retail customers.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies described in Note A of Notes to Consolidated Financial Statements on page 25 of this Annual Report on Form 10-K.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.

Year ended December 31, 1998:

                                                    Refinery       Retail
                                                   Operations     Marketing     Totals
                                                   ----------     ---------     ------
                                                          (thousands of dollars)

Revenues from external customers.............      $  829,465    $434,059    $1,263,524
Intersegment revenues........................         228,420                   228.420
Depreciation and amortization expense........          22,303       9,419        31,722
(Loss) income................................         (20,087)     12,820        (7,267)
Total assets.................................         302,829     150,152       452,981


Year ended December 31, 1997:

                                                    Refinery       Retail
                                                   Operations     Marketing     Totals
                                                   ----------     ---------     ------
                                                          (thousands of dollars)

Revenues from external customers.............     $1,090,478     $511,312    $1,601,790
Intersegment revenues........................        424,369                    424,369
Depreciation and amortization expense........         21,074        9,104        30,178
Income.......................................         49,480       17,319        66,799
Total assets.................................        363,272      140,749       504,021


Year ended December 31, 1996:

                                                     Refinery       Retail
                                                    Operations     Marketing     Totals
                                                    ----------     ---------     ------
                                                         (thousands of dollars)

Revenues from external customers.............     $1,114,146     $515,040    $1,629,186
Intersegment revenues........................        388,464                    388,464
Depreciation and amortization expense........         20,604        9,825        30,429
(Loss) income................................         17,497       11,051        28,548


Sales and operating revenues reconciliation:

                                                          Year ended December 31
                                                    1998         1997           1996
                                                    ----         ----           ----
                                                          (thousands of dollars)

Total external revenues for reportable segments  $1,263,524    $1,601,790   $1,629,186
Intersegment revenues for reportable segments       228,420       424,369      388,464
Other revenues...............................         5,106        12,709       10,150
Other adjustments............................        (4,313)       (5,416)       2,539
Elimination of intersegment revenues.........      (228,420)     (424,369)    (388,464)
                                                 ----------    ----------   ----------
    Sales and operating revenues.............    $1,264,317    $1,609,083   $1,641,875
                                                 ==========    ==========   ==========


Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.

Depreciation and amortization expense reconciliation:

                                                          Year ended December 31
                                                   1998          1997         1996
                                                   ----          ----         ----
                                                          (thousands of dollars)

Depreciation and amortization expense for
 reportable Segments.........................    $   31,722    $   30,178   $   30,429

Other Depreciation and amortization expense..         2,295         1,445        1,327
                                                 ----------    ----------   ----------
    Depreciation and amortization expense....    $   34,017    $   31,623   $   31,756
                                                 ==========    ==========   ==========

Profit (loss) reconciliation:

                                                          Year ended December 31
                                                     1998          1997         1996
                                                     ----         -----         -----
                                                          (thousands of dollars)

Total (loss) income for reportable segments..    $   (7,267)   $   66,799   $   28,548
Other income (loss)..........................         1,018           511         (263)
Unallocated amounts:
  Corporate (expenses).......................       (27,094)      (24,470)     (19,424)
  Net interest (expense).....................       (12,402)      (11,482)     (12,284)
                                                 ----------    ----------   ----------
    (Loss) income before income taxes........    $  (45,745)   $   31,358   $   (3,423)
                                                 ==========    ==========   ==========


Total assets reconciliation:

                                                        December 31
                                                     1998          1997
                                                     ----          ----
                                                  (thousands of dollars)

Total assets for reportable segments.........    $  452,981    $  504,021
Other assets.................................     1,068,875       927,689
Elimination of intercompany receivables......      (806,072)     (636,542)
Elimination of investment in consolidated
subsidiaries.................................      (194,201)     (194,201)
                                                 ----------    ----------
  Total assets...............................    $  521,583    $  600,967
                                                 ==========    ==========


Assets dedicated to a particular segments operations' are included in that segment's total assets. Assets which benefit both segments or are considered corporate assets are not allocated.

Sales and operating revenues by major product:

                                                          Year ended December 31
                                                     1998          1997         1996
                                                     ----          ----         ----
                                                          (thousands of dollars)

Petroleum products...........................    $1,140,153    $1,487,067   $ 1,522,439
Convenience store merchandise................       112,441       103,679       102,029


The Company sells all of its products in the United States.










                      [This space intentionally left blank]

REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Crown Central Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     /s/---Ernst & Young LLP


Baltimore, Maryland
February 25, 1999
Except for Note C, as to which the date is March 29, 1999.

                                    UNAUDITED
                         QUARTERLY RESULTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
                (thousands of dollars, except per share amounts)


                                      First        Second     Third        Fourth
                                     Quarter      Quarter    Quarter      Quarter      Yearly
                                     -------      -------    -------      -------      ------
1998
Sales and operating revenues...     $ 327,639   $ 339,154   $ 312,461    $ 285,063   $1,264,317
Gross profit...................        13,144      36,908      44,250       14,821      109,123
Net (loss) income..............       (13,743)     (2,151)      3,083      (16,569)     (29,380)
Net (loss) income per share....         (1.40)       (.22)        .31        (1.68)       (2.99)
Net (loss) income per share -
  assuming dilution............         (1.40)       (.22)        .31        (1.68)       (2.99)

1997
Sales and operating revenues...     $ 396,102   $ 393,079   $ 414,473    $ 405,429   $1,609,083
Gross profit...................        35,044      48,119      51,570       38,643      173,376
Net income (loss)..............           724       7,907      11,265         (661)      19,235
Net income (loss) per share....           .07         .82        1.16         (.07)        1.97
Net income (loss) per share -
  assuming dilution............           .07         .81        1.12         (.07)        1.94


To conform to the presentation for the year ended December 31, 1998, Sales and operating revenues and Gross profit amounts for the first quarter of 1998 and for each of the periods presented in 1997 have been restated from those amounts originally reported. These restatements had no effect on the Net (loss) income or the Net (loss) income per share amounts previously reported.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of Crown Central Petroleum Corporation's executive officers, their ages and their positions and offices as of March 1, 1999:

HENRY A. ROSENBERG, JR. (69)
Director since 1955, Chairman of the Board and Chief Executive Officer since May 1975 and also President since March 1, 1996.

RANDALL M. TREMBLY (52)
Executive Vice President since April 1996; Senior Vice President - Refining from July 1995 to March 1996; Vice President - Refining from December 1991 to June 1995.

JOHN E. WHEELER, JR. (46)
Executive Vice President - Chief Financial Officer since April 1998; Executive Vice President - Chief Financial Officer and Treasurer from February 1998 to April 1998; Senior Vice President - Finance and Treasurer from October 1996 to January 1998; Senior Vice President - Finance from April 1996 to September 1996; Senior Vice President - Treasurer and Controller from June 1994 to March 1996; Vice President - Treasurer and Controller from December 1991 to June 1994.

THOMAS L. OWSLEY (58)
Senior Vice President - Legal since May 1998; Vice President - Legal from April 1983 to May 1998.

J. MICHAEL MIMS (49)
Senior Vice President - Human Resources since May 1998; Vice President - Human Resources from June 1992 to May 1998.

FRANK B. ROSENBERG (40)
Senior Vice President - Marketing since April 1996; Vice President - Marketing from January 1993 to March 1996. Frank B. Rosenberg is the son of Henry A. Rosenberg, Jr.

WILLIAM A. WOLTERS (52)
Senior Vice President - Supply and Transportation since December 1998; Vice President Supply and Logistics and Assistant Secretary from February 1998 to December 1998; General Manager - Raw Material Supply and Assistant Secretary from September 1985 to January 1998.

PAUL J. EBNER (41)
Vice President - Shared Services since April 1996; Vice President - Marketing Support Services from December 1991 to March 1996.

JAMES R. EVANS (52)
Vice President - Retail Marketing since June 1996; General Manager of Retail Operations from February 1995 to May 1996; General Manager of Direct Operations from November 1993 to January 1995.

DENNIS W. MARPLE (50)
Vice President - Wholesale Sales and Terminals since January 1996; General Manager Wholesale Sales from February 1995 to December 1995; Vice President - LaGloria Supply, Trading and Transportation from October 1989 to January 1995.

PHILIP A. MILLINGTON (45)
Vice President - Treasurer since April 1998; Chief Financial Officer U. S. Corrections Corporation from May 1997 to November 1997; Chief Financial Officer Builders' Supply and Lumber Company, Inc., from June 1995 to May 1997; Treasurer-LaFarge Corporation November 1987 to May 1995.

DOLORES B. RAWLINGS (61)
Vice President - Secretary since April 1996; Secretary from November 1990 to March 1996.

JAN L. RIES (50)
Corporate Controller since November 1996; Marketing Division Controller from January 1992 to October 1996.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years. The information required in this Item 10 regarding Directors of the Company and all persons nominated or chosen to become directors is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 29, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in this Item 11 regarding executive compensation is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 29, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

The information required in this Item 12 regarding security ownership of certain beneficial owners and management is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 29, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this Item 13 regarding certain relationships and related transactions is hereby incorporated by reference to the definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A on or about March 29, 1999.


                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a) (1) LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Crown Central Petroleum Corporation and Subsidiaries, are included in Item 8 on pages 20 through 39 of this report:

      o Consolidated Statements of Operations -- Years ended December 31, 1998, 1997 and 1996

      o  Consolidated Balance Sheets -- December 31, 1998 and 1997

      o Consolidated Statements of Changes in Common Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

      o Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

      o  Notes to Consolidated Financial Statements -- December 31, 1998


(a) (2) LIST OF FINANCIAL STATEMENT SCHEDULES

The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) and (c) LIST OF EXHIBITS

EXHIBIT
NUMBER

    3   ARTICLES OF INCORPORATION AND BYLAWS

  (a) Amended and Restated Charter of Crown Central Petroleum Corporation was previously filed with the Registrants' Proxy Statement dated March 15, 1996 for the Annual Meeting of Shareholders held on April 25, 1996 as Exhibit A of Appendix A, herein incorporated by reference.

  (b) Bylaws of Crown Central Petroleum Corporation as amended and restated at July 30, 1998 was previously filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998 as Exhibit 3, herein incorporated by reference.

   4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

  (a) Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation.

  (b) First Restated Credit Agreement effective as of August 1, 1997 between the Registrant and various banks was previously filed with the Registrant's Form 10-Q for the quarter ended June 30, 1997 as Exhibit 4, herein incorporated by reference.

  (c) Amendment, effective as of March 31, 1998, to the First Restated Credit Agreement effective as of August 1, 1997 was previously filed with the Registrant's From 10-Q for the quarter ended March 31, 1998 as Exhibit 4, herein incorporated by reference.

  (d) Amendment, effective as of June 30, 1998, to the First Restated Credit Agreement effective as of August 1, 1997 was previously filed with the Registrant's From 10-Q for the quarter ended June 30, 1998 as Exhibit 4, herein incorporated by reference.

  (e) Form of Indenture for the Registrant's 10 7/8% Senior Notes due 2005 filed on January 17, 1995 as Exhibit 4.1 of Amendment No. 3 to Registration Statement on Form S-3, Registration No. 33-56429, herein incorporated by reference.

  (f) First Supplemental Indenture, effective as of December 2, 1998, to the Indenture for the Registrant's 10 7/8% Senior Notes due 2005.

   10   MATERIAL CONTRACTS

  (a) Crown Central Petroleum Corporation Retirement Plan effective as of July 1, 1993, was previously filed with the Registrant's Form 10-K for the year ended December 31, 1993 as Exhibit 10(a), herein incorporated by reference.

  (b) First Amendment effective as of January 1, 1994 to the Crown Central Petroleum Corporation Retirement Plan was previously filed with the Registrant's Form 10-K for the year ended December 31, 1997 as Exhibit 10(b), herein incorporated by reference.

  (c) Second Amendment effective as of June 29 1995 to the Crown Central Petroleum Corporation Retirement Plan was previously filed with the Registrant's Form 10-K for the year ended December 31, 1997 as Exhibit 10(c), herein incorporated by reference.

  (d) Third Amendment effective as of December 18, 1997 to the Crown Central Petroleum Corporation Retirement Plan was previously filed with the Registrant's Form 10-K for the year ended December 31, 1997 as Exhibit 10(d), herein incorporated by reference.

  (e) Supplemental Retirement Income Plan for Senior Executives as Restated effective September 26, 1996 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as Exhibit 10(b), herein incorporated by reference.

  (f) Employee Savings Plan as amended and restated effective January 1, 1987 was previously filed with the Registrant's Form 10-K for the year ended December 31, 1995 as Exhibit 10(c), herein incorporated by reference.

  (g) Amendment effective as of September 26, 1996 to the Crown Central Petroleum Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as
        Exhibit 10(c), herein incorporated by reference.

  (h) Amendment effective as of June 26, 1997 to the Crown Central Employees Savings Plan was previously filed with the Registrant's Form 10-K for the year ended December 31, 1997 as Exhibit 10(h), herein incorporated by reference.

  (i) Fourth Amendment, effective as of June 25, 1998, to the Crown Central Petroleum Corporation Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998 as
        Exhibit 10, herein incorporated by reference.

  (j) Crude oil processing agreement between the Registrant and Statoil Marketing and Trading (US) Inc. was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1998 as
        Exhibit 10, herein incorporated by reference. Certain portions of the Agreement have been omitted because of their confidential nature, and have been filed separately with the Securities and Exchange Commission marked "Confidential Treatment".

  (k) Directors' Deferred Compensation Plan adopted on August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1983 as Exhibit 19(b), herein incorporated by reference.

  (l) The 1994 Long-Term Incentive Plan, as amended and restated effective as of December 17, 1998.

  (m) Amendment, effective as of March 25, 1999 to the Crown Central Petroleum Corporation 1994 Long-Term Incentive Plan, as amended and restated.

  (n) Executive Severance Plan, as amended and restated effective as of December 17, 1998.

  (o) The 1995 Management Stock Option Plan filed on April 28, 1995 as Exhibit 4 of Registration Statement on Form S-8, Registration No. 33-58927, herein incorporated by reference.

  (p) Advisory and Consultancy Agreement dated October 28, 1993 between Jack Africk, Director and Crown Central Petroleum Corporation was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1994 as Exhibit 99, herein incorporated by reference.

  (q)   Employees Supplementary Savings Plan filed on February 27, 1995 as
        Exhibit 4 of Registration Statement on Form S-8, Registration No. 33-57847, herein incorporated by reference.


   13 ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS Annual Report Exhibits:
        (a)  Shareholders' Letter dated March 1, 1999
        (b)  Operating Results and Key Financial Statistics
        (c)  Directors and Officers of the Company
        (d)  Corporate Information
        (e)  Supplement to the Annual Report - Operating Statistics

   21 SUBSIDIARIES OF THE REGISTRANT Exhibit 21 is included on page 46 of this report.

   23 CONSENT OF INDEPENDENT AUDITORS Exhibit 23 is included on page 47 of this report.

   24   POWER OF ATTORNEY
        Exhibit 24 is included on page 48 of this report.

   27   FINANCIAL DATA SCHEDULE
        (a)  December 31, 1998
        (b)  December 31, 1997 - as revised

   99 FORM 11-K WILL BE FILED UNDER COVER OF FORM 10-K/A BY JUNE 30, 1999.


  (B)   REPORTS ON FORM 8-K
        There were no reports filed on Form 8-K for the three months ended December 31, 1998.

NOTE: Certain exhibits listed on pages 43 through 45 of this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.