Form 10-Q
period 1999-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1999-05-14
CIK 25885

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 1999

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

                        YES  X    NO


The number of shares outstanding at April 30, 1999 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,236,217 shares, respectively.


       CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        Table of Contents
                                                            Page

PART I    -     FINANCIAL INFORMATION

Item 1    -     Financial Statements (Unaudited)

                Consolidated Condensed Balance Sheets
                March 31, 1999 and December 31, 1998         3-4

                Consolidated Condensed Statements of
                Operations Three months ended March 31,
                1999 and 1998                                 5

                Consolidated Condensed Statements of Cash
                Flows Three months ended March 31, 1999
                and 1998                                      6

                Notes to Unaudited Consolidated Condensed   7-12
                Financial Statements

Item 2    -     Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  12-20

Item 3    -     Qualitative and Quantitative Disclosures
                About Market Risk


PART II   -     OTHER INFORMATION

Item 1    -     Legal Proceedings                            20

Item 4    -     Submission of Matters to a Vote of           20
                Security Holders

Item 6    -     Exhibits and Reports on Form 8-K             21

                Exhibit 20                                 - Interim Report to
                Stockholders for the three months ended March 31, 1999

                Exhibit 27 (a)- Financial Data Schedule
                for the three months ended March 31, 1999

                Exhibit 27 (b)March 31, 1998 - Financial
                Data Schedule for the three months ended
                March 31, 1998 - revised

SIGNATURE                                                    21



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements




        CONSOLIDATED CONDENSED BALANCE SHEETS
 Crown Central Petroleum Corporation and Subsidiaries
                (Thousands of dollars)

                               March 31    December
                                           31
                               1999        1998
                               ----------  ----------
                               -           -
ASSETS                         (Unaudited
                                   )

CURRENT ASSETS
  Cash and cash equivalents    $23,231     $14,470
  Restricted cash                          12,000
  Accounts receivable - net     71,184     60,227
  Recoverable income taxes         569        616
  Inventories                   62,093     80,104
  Other current assets           7,056      1,411
                               ----------  ----------
                               ---         ----
     TOTAL CURRENT ASSETS      164,133     168,828





INVESTMENTS    AND    DEFERRED  47,286     47,044
CHARGES





PROPERTY, PLANT AND EQUIPMENT  677,677     668,395
      Less    allowance    for 367,812     362,684
depreciation                   ----------  ----------
                               ---         ----
    NET  PROPERTY,  PLANT  AND 309,865     305,711
EQUIPMENT



                               ---------   ----------
                               ---         ----



                               $           $
                               521,284     521,583
                               ==========  ==========
                               ===         ===



See notes to unaudited consolidated condensed financial statements.


        CONSOLIDATED CONDENSED BALANCE SHEETS
 Crown Central Petroleum Corporation and Subsidiaries
                (Thousands of dollars)

                                  March 31   December
                                                31
                                 1999       1998
                                 ---------- ----------
                                 ----       -----
LIABILITIES  AND  STOCKHOLDERS'  (Unaudited
EQUITY                               )

CURRENT LIABILITIES
  Accounts Payable:
     Crude   oil  and   refined  $65,882    $48,466
products
   Other                         39,126      36,750
  Accrued Liabilities            42,773      53,730
    Borrowings  under   Secured  20,000      10,000
Credit Facility
   Current portion of long-term     617       1,307
debt                             ---------- ----------
                                 ---        ----
     TOTAL CURRENT LIABILITIES   168,398    150,253

LONG-TERM DEBT                   129,673    129,899

DEFERRED INCOME TAXES            17,421      23,947

OTHER DEFERRED LIABILITIES       38,622      38,711

COMMON STOCKHOLDERS' EQUITY
   Common stock, Class A -  par
value $5 per share:
      Authorized   shares    --
7,500,000; issued and
      Outstanding   shares   --  24,087      24,087
4,817,394 in 1999 and 1998
   Common stock, Class B -  par
value $5 per share:
      Authorized   shares    --
7,500,000; issued and
      Outstanding   shares   --  26,181      26,181
5,236,217 in 1999 and 1998
  Additional paid-in capital     91,536      91,466
  Unearned restricted stock      (1,343)     (1,500)
  Retained earnings              26,709      38,539
                                 ---------- ----------
                                 ---        ----
     TOTAL COMMON STOCKHOLDERS'  167,170    178,773
EQUITY

                                 ---------- ----------
                                 ---        ----
                                 $       52 $        52
                                 1,284      1,583
                                 ========== ==========
                                 ===        ====


See notes to unaudited consolidated condensed financial statements.




  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      Crown Central Petroleum Corporation and
                   Subsidiaries
 (Thousands of dollars, except per share amounts)


                                   (Unaudited)
                                Three Months Ended
                                     March 31
                                1999                                    1998
                                ---------  -------
                                ----       ------
REVENUES
 Sales and operating revenues   $225,165   $327,6
                                           39

OPERATING COSTS AND EXPENSES
 Costs and operating expenses   204,568    314,495
 Selling expenses                22,584    20,130
 Administrative expenses          5,562     5,125
 Depreciation and amortization    8,789     8,164
 Sales and abandonments of
property,                           363       (20)
      plant and equipment       ---------  -------
                                ----       ------
                                241,866    347,894
                                ---------  -------
                                ----       ------

OPERATING (LOSS)                (16,701                          )(20,255                          )
Interest and other income         1,846     1,593
Interest expense                 (3,495                          )(3,530)
                                ---------  -------
                                ----       ------

(LOSS) BEFORE INCOME TAXES      (18,350                          )                        (22,192   )

INCOME TAX (BENEFIT)             (6,520                          )(8,449)
                                ---------  -------
                                ----       ------

NET (LOSS)                      $(11,830                         )$(13,7
                                =========  43   )
                                ====       =======
                                           ======

NET (LOSS) PER SHARE - BASIC    $ (1.20                          )$(1.40)
AND DILUTED                     =========  =======
                                ====       ======

See notes to unaudited consolidated condensed financial statements.


      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
   Crown Central Petroleum Corporation and Subsidiaries
                  (Thousands of dollars)


                                        (Unaudited)
                                 Three Months Ended March
                                            31
                                 1999              1998
                                 --------------   ----------
                                                  -----
NET CASH FLOWS FROM OPERATING
ACTIVITIES
 Net cash from operations
before
   Changes in assets and         $4,468            $(13,802                        )
liabilities
 Net changes in assets and        9,151            (8,742                          )
liabilities                      --------------   ----------
                                                  -----

   NET CASH PROVIDED BY (USED    13,619            (22,544                         )
IN) OPERATING                    --------------   ----------
           ACTIVITIES                             -----


CASH FLOWS FROM INVESTMENT
ACTIVITIES
 Capital Expenditures            (9,210)           (10,021                         )
 Proceeds from sales of
property, plant
   And equipment                     29               211
 Capitalization of software         (76)                           (76) (1,078                          )
costs
 Deferred turnaround             (4,630)             (474                          )
maintenance
 Other charges to deferred         (552)              (92                          )
assets                           ---------------  ----------
                                                  -----

   NET CASH (USED IN)            (14,439                          ) (11,454                         )
INVESTMENT ACTIVITIES            ---------------  ----------
                                                  -----


Cash Flows From Financing
Activities
 Proceeds from debt and credit   97,000            27,441
agreement borrowings
 (Repayments) of debt and        (87,923                          )                   (372 )
credit agreement borrowings
 Net cash flows from long-term      504                85
notes receivable
 Issuance of common stock                             562
                                 --------------   ----------
                                                  ----

   NET CASH PROVIDED BY           9,581            27,716
FINANCING ACTIVITIES             --------------   ----------
                                                  ----


NET INCREASE (DECREASE) IN CASH  $8,761            $(6,282                         )
AND CASH EQUIVALENTS             ==============   ==========
                                                  ====



See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

March 31, 1999


Note A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


                      [This space intentionally left blank]


NOTE B - SUPPLEMENTARY CASH FLOW INFORMATION

Net  changes  in assets and liabilities presented in the Unaudited  Consolidated
Condensed Statements of Cash Flows is comprised on the following:

                                              Three Months Ended
                                                   March 31
                                               1999                          1998
                                             --------- ---------
                                             -----     ------
                                                (thousands of
                                                   dollars)
(Increase) decrease in accounts receivable   $(10,957                           ) $29,303
Decrease (increase) in inventories            18,011    (29,659                            )
(Increase) in other current assets            (5,645                            ) (1,873)
Increase in crude oil and refined products    17,416     4,660
payable
Increase in other accounts payable             2,376     1,391
(Decrease) in accrued liabilities and other  (10,863                            ) (12,740                            )
deferred liabilities
(Increase) decrease in recoverable and       (13,187                            )    176
deferred income taxes
Decrease in restricted cash                   12,000
                                             --------- ---------
                                             -----     -----

                                             $ 9,151                            $  (8,742               )
                                             ========= =========
                                             =====     =====



NOTE C - INVENTORIES

Inventories consist of the following:

                                       March       December
                                         31           31
                                        1999           1998
                                      ----------       ----------
                                          (thousands of dollars)
Crude oil                              $16,910         $26,489
Refined products                       40,124          39,776
                                      -----------      -----------
     Total   inventories   at    FIFO  57,034          66,265
(approximates current cost)
LIFO allowance                         (9,320                                  )  (184)
                                      -----------      -----------
    Total   crude  oil  and   refined  47,714          66,081
products                              -----------      -----------

Merchandise   inventory    at    FIFO   8,402           7,950
(approximates current cost)
LIFO allowance                         (2,515                                  )      (2,515                            )
                                      -----------      -----------
  Total merchandise                     5,887           5,435
                                      -----------      -----------

Materials  and supplies inventory  at   8,492           8,588
FIFO                                  -----------      -----------
  TOTAL INVENTORY                      $62,093         $80,104
                                      ===========      ===========

Due to the increase in refined product prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at the lower of cost or market was reversed as of March 31, 1999.



NOTE D - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                March 31     December
                                                31
                                1999          1998
                              ------------- ---------
                              ---           ------
                              (thousands of
                                dollars)
Unsecured   10.875%   Senior   $124,818      $124,810
Notes
Loan and Security Agreement    20,000        10,000
Purchase Money Liens            5,265         6,159
Other obligations                 207           237
                              ------------- ---------
                              -             -----
                               150,290       141,206

Less  current portion - Loan   20,000        10,000
and Security Agreement
Less current portion              617         1,307
                              ------------- ---------
                              -             -----
  LONG-TERM DEBT               $129,673      $129,899
                              ============= =========
                              =             =====




The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. As of March 31, 1999, the Indenture substantially restricted the Company from effecting borrowings outside of the Secured Credit Facility and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.

The Loan and Security Agreement, as amended, (Secured Credit Facility) provides for up to $125 million availability for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants dealing with minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral while the remaining $50 million (provided through a related party of the Company) is not subject to such eligibility limitations. This additional availability is provided to the Company under terms and conditions which are not less favorable than the Company could obtain from independent third parties, as was evidenced by a fairness opinion which the Company obtained from an independent investment banking firm of national reputation. At March 31, 1999, eligible collateral totaled $60.3 million due to historically low inventory levels. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Eligible collateral increased to $75 million at April 30, 1999.

As of March 31, 1999, under the terms of the Secured Credit Facility, the Company had cash borrowings bearing interest at 8% per annum of $20 million and outstanding irrevocable letters of credit in the principal amount of $13.2 million. The unused commitments under the terms of the Secured Credit Facility were $91.8 million at March 31, 1999. The Company pays an annual commitment fee on the unused portion of the Secured Credit Facility.


NOTE E - CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES


The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was approximately $1.4 million at March 31, 1999. Included in these hedging strategies are futures contracts maturing in April and September 1999. The Company is using these contracts to defer the pricing of approximately 6% of its crude oil commitments for the aforementioned period.

NOTE F - CALCULATION OF NET (LOSS) PER COMMON SHARE

Net (loss) per common share for the three months ended March 31, 1999 and 1998 is based on the weighted average of common shares outstanding of 9,871,431 and 9,812,569, respectively. The average outstanding and equivalent shares excludes 214,325 and 147,300 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term Incentive Plan (Plan) at March 31, 1999 and 1998, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:



                                     THREE MONTHS ENDED
                                MARCH 31
                                   1999       1998
                                ----------    -----------
                                ----        ---
                                 (dollars in thousands,
                                 except per share data)
(LOSS)   APPLICABLE  TO   COMMON
SHARES

Net (loss)                          $(11,830            $
                                 )            (13,743   )
                                 ==========   ===========
                                 ==           =

Common  shares  outstanding   at
January 1, 1999
  and 1998, respectively               10,05
                                 3,611        10,058,168

Restricted  shares held  by  the
Company at January 1,
  1999 and 1998, respectively       (182,180
                                 )            (260,700  )

Weighted   average   effect   of
shares of common stock
    Issued   for  stock   option
exercises                        ----------   15,101
                                 --           -----------
                                              --

Weighted   average   number   of
common shares outstanding,
   as adjusted at March 31, 1999
and 1998, respectively -
  basic and diluted               9,871,431
                                 ==========   9,812,569
                                 ==           ===========
                                              ==

EARNINGS PER SHARE:

Net (loss) - basic and diluted        $(1.20            $
                                 )            (1.40)
                                 ==========   ===========
                                 ==           ==


NOTE G - LITIGATION AND CONTINGENCIES

There have been no material changes in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

NOTE H - SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those disclosed in the summary of accounting policies described in Note A of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.


Three ended March 31, 1999:
                             Refinery      Retail
                             Operations   Marketin Totals
                             -----------  g        -------
                             ----         -------  -----
                                          -----
                                (thousands of dollars)
Revenues from external       $128,436     $89,660  $218,0
customers                                          96
Intersegment revenues         84,422               84,422
(Loss)                        (9,073)     (1,363)  (10,43
                                                   6    )
Capital expenditures           4,249       4,246    8,495



Three Months ended March 31, 1998:

                                Ref       Retail
                             inery
                                Ope       Market   Totals
                             rations      ing      -------
                             -----------  -------  -----
                             --           -----
                                (thousands of dollars)
Revenues from external            $                     225,291$103,9       $3
customers                                 20       29,211
Intersegment revenues                                   120,430         120,4
                                                   30
(Loss) Income                                           (18,450) 4,016   (14,4
                                                   34  )
Capital expenditures                                      420 8,215   8,635




Sales and operating revenues reconciliation:

                                  Three months ended
                                       March 31
                                 1999             1998
                                ------------      --------
                                                  ----
                                 (thousands of dollars)
Total external revenues for     $218,096          $329,211
reportable segments
Intersegment revenues for       84,422            120,430
reportable segments
Other revenues                   8,792                       1,526
Other adjustments               (1,723)           (3,098)
Elimination of intersegment     (84,422)          (120,430                      )
revenues                        ------------      --------
                                                  ----
  Sales and operating revenues  $225,165          $327,639
                                ============      ========
                                                  ====



Other adjustments include items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.


(Loss) income reconciliation:
                                  Three months ended
                                       March 31
                                 1999             1998
                                ------------      --------
                                                  ----
                                (thousands of dollars)
Total (loss) for reportable     $(10,436                       )$(14,434                      )
segments
Other income                     1,153              965
Unallocated amounts:
 Corporate (expenses)           (5,728)           (5,926)
 Net interest (expense)         (3,339)           (2,797)
                                ------------      --------
                                                  ----
  (Loss) before income taxes    $(18,350                       )$(22,192                      )
                                ============      ========
                                                  ====



Capital expenditure reconciliation:

                                     Three months ended
                                          March 31
                                      1999      1998
                                     --------  --------
                                     ----      ---
                                        (thousands of
                                          dollars)

Total capital expenditures for       $8,495    $8,635
reportable segments
Corporate and other capital             715     1,386
expenditures
                                     --------  --------
                                     ----      -----
 Total                               $9,210    $10,021
                                     ========  ========
                                     =====     =====


Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased $102.5 million or 31.3% in the first quarter of 1999 from the comparable period in 1998. The decrease in Sales and operating revenues was primarily attributable to a 20.4% decrease in the average sales price per gallon of petroleum products and to a 21.3% decrease in petroleum product sales volumes (principally at the Company's Wholesale terminals) due primarily to decreases in the Company's refined product available for sale. Under The Crude Oil Processing Agreement executed in the fourth quarter of 1998 (Processing Agreement) with Statoil Marketing and Trading (US) Inc. (Statoil), the Company processes an average of 35,000 barrels per day (bpd) of crude oil supplied and owned by Statoil and returns to Statoil an average of 35,000 bpd of refined petroleum products. The effect of this agreement is to reduce the Company's refined product available for sale. In addition, a planned maintenance shutdown of the fluid catalytic cracking unit (FCCU) at the Pasadena refinery for 26 days in the first quarter of 1999 contributed to the sales volume reduction . Partially offsetting these decreases was a 15.7% increase in merchandise sales for the three months ended March 31, 1999 compared to the same period in 1998.

Costs and operating expenses decreased $109.9 million or 35% in the first quarter of 1999 from the comparable period in 1998. The decrease was due to a 26.5% decrease in the average cost per barrel consumed of crude oil and feedstocks and to decreases in volumes sold as previously discussed. The results of operations were significantly affected by the Company's use of the LIFO method to value inventory, which in a period of rising prices decreased the Company's gross margin by $.76 per barrel ($9.1 million) for the three months ended March 31, 1999, whereas the Company's gross margin increased $1.12 per barrel ($15.1 million) in the comparable period in 1998 when prices were falling. Due to the increases in refined products prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at the lower of cost or market was reversed in the first quarter of 1999 which favorably impacted the Company's Operating (loss) and Net (loss).

The aforementioned decrease in Sales and operating revenues coupled with the decrease in Costs and operating expenses resulted in an overall increase in gross margin of $7.4 million for the first quarter of 1999 compared to the same 1998 period. The decrease in average sales price per gallon of petroleum products reflected similar industry-wide decreases due to excess supply of crude oil and refined petroleum products. Additionally, decreases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide decreases in prices of these products which prevailed for most of the quarter. With OPEC's announced reduction, late in the first quarter, of crude oil production, WTI crude oil prices increased from $12.15 per barrel at the beginning of the quarter to $16.80 per barrel by the end of the quarter. This increase in price significantly impacted the LIFO inventory provision for the first quarter of 1999. The decreases in finished product sales prices were not as significant as the decreases in crude oil and purchased feedstock prices.

Gasoline gross margin (gasoline gross profit as a percent of gasoline sales) at the Company's retail locations decreased from $.106 per gallon to $.085 per gallon, respectively, for the three months ended March 31, 1998 and 1999. Retail gasoline margins are also generally unfavorably impacted in a period of rapidly rising crude oil prices as retail prices generally increase less quickly. The Company experienced similar retail gasoline margins in the first two months of the quarter in 1999 as were realized during the same period in 1998. However, when crude oil prices increased rapidly in March 1999, retail gasoline margins quickly eroded before returning to more seasonal levels in mid April 1999.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased slightly from 31.8% to 32.8% for the first quarter of 1998 and 1999, respectively. This slight increase in gross margin is a result of the Company's merchandise pricing program which has selectively increased targeted merchandise yet still maintains an everyday low pricing policy which is competitive with major retail providers in the applicable market area. This marketing strategy has resulted in average monthly merchandise sales increases, on a same store basis, of approximately 12.1% for the three months ended March 31, 1999 compared to the same 1998 period and has contributed to the $1.5 million or 19.4% increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 9.9% in 1999 compared to the same 1998 period.

Due to the planned decrease in refinery production volumes, yields of gasoline decreased to 71,100 barrels per day (bpd) (53.2%) for the first quarter 1999 from 83,400 bpd (55.8%) for the first quarter 1998, while distillate production decreased to 39,900 bpd (29.9%) for the first quarter 1999 from 46,500 bpd (31%) for the same period in 1998.

Selling expenses increased $2.5 million or 12.2% for the three months ended March 31, 1999 compared to the same period in 1998. The increase is principally due to increases in labor costs, and in environmental and maintenance costs at the Company's retail sites. However, Selling expenses decreased $1.2 million or 5% compared to the fourth quarter of 1998.

Administrative expenses for the three months ended March 31, 1999 increased by $.4 million or 8.5% compared to the three months ended March 31, 1998 due primarily to increases in technology related expenses.

Depreciation and amortization in the first quarter of 1999 increased $.6 million or 7.7% from the comparable 1998 period. This increase is primarily attributable to increases in the depreciable base of the Company's computer systems related to the company-wide computer upgrade projects.

Interest and other income for the quarter ended March 31, 1999 increased $.3 million or 15.9% compared to the same 1998 period due to a $.5 million increase in dividends received from the Company's investments in unconsolidated affiliates.

Earnings Before Interest, Taxes, Depreciation, Amortization, LIFO inventory, and Abandonments of Property, Plant and Equipment (EBITDAAL), which measures the Company's cash flow on a FIFO inventory basis increased dramatically from a loss of $26.3 million in the first quarter of 1998 to a profit of $3.3 million in the first quarter of 1999 principally reflecting improved industry margins and the Company's demonstrated performance in realizing available industry margins.






                      [This space intentionally left blank]

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities (including changes in assets and liabilities) totaled $13.6 million for the three months ended March 31, 1999 compared to cash used in operating activities of $22.5 million for the three months ended March 31, 1998. The 1999 inflows consist primarily of net cash inflows from changes in assets and liabilities of $9.1 million due primarily to decreases in inventory requirements due to the Crude Oil Processing Agreement with Statoil Marketing and Trading (US), Inc. and increases in crude oil and refined products payable, resulting from increases in the purchase price of crude oil and other purchased feedstocks. Additional cash inflows from changes in assets and liabilities included the return of collateral deposits associated with the Company's financing facilities. These working capital inflows were partially offset by increases in accounts receivable, increases in prepaid insurance and decreases in federal excise tax accruals. Additionally, the 1999 inflows include $4.5 million provided by operations before changes in assets and liabilities. The 1998 outflows consist primarily of cash used in operations of $13.8 million before changes in assets and liabilities. Additionally, the 1998 outflows included net cash outflows from changes in assets and liabilities of $8.7 million due primarily to increases in the volume of crude oil and finished product inventories, to decreases in incentive plan accruals and to decreases in accrued interest payable related to the Company's long-term obligations. These working capital outflows were partially offset by decreases in accounts receivable, and increases in crude oil and refined products payable and in other accounts payable.

Net cash outflows from investment activities were $14.4 million for the three months ended March 31, 1999 compared to a net outflow of $11.5 million for the same 1998 period. The 1999 outflows consist primarily of capital expenditures of $9.2 million (which includes $4.2 million for refinery operations and $4.2 million relating to the marketing area). Additionally, there were $4.6 million of deferred refinery turnaround expenditures and $.6 million of other charges to
deferred assets.   The 1998 outflows consist primarily of capital expenditures of $10 million (which includes $8.2 million relating to the marketing area, $1.4 relating to corporate projects and $.4 million for refinery operations). Further, there were $1.1 million in capitalized software costs and $.5 million of deferred refinery turnaround expenditures. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $.2 million.

Net cash provided by financing activities was $9.6 million for the three months ended March 31, 1999 compared to cash provided by financing activities of $27.7
million for the three months ended  March 31, 1998.   The 1999 cash inflow
consists primarily of $9.1 million in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's Secured Credit Facility. Additionally, long-term notes receivable increased $.5 million. The 1998 cash inflow consists primarily of $27.4 in net proceeds received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's unsecured revolving Credit Agreement. Additionally, cash inflows include $.6 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants of the Company's Long-Term Incentive Plans.

The ratio of current assets to current liabilities at March 31, 1999 was .97:1 compared to 1.31:1 at March 31, 1998 and 1.12:1 at December 31, 1998. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.04:1 at March 31, 1999, 1.36:1 at March 31, 1998 and 1.14:1 at
December 31, 1998.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be
reasonably estimated.    The Company believes, but provides no assurance, that
cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $7.1 million as of March 31, 1999 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The liability of $7.1 million includes accruals for issues extending past 1999.

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

The Company's principle purchases (crude oil, petroleum feedstocks, and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains a credit facility to finance its business requirements and supplement internally generated sources of cash.

The Loan and Security Agreement, as amended, (Secured Credit Facility) provides for up to $125 million availability for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants dealing with minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral, as defined, while the remaining $50 million is provided through Rosemore, Inc. which is a related party of the Company. (See the Company's Proxy Statement for Annual Meeting of Stockholders dated March 26, 1999.) This additional availability, which is not subject to the eligibility limitations of the Secured Credit Facility, is provided to the Company under terms and conditions which are not less favorable than the Company could obtain from independent third parties, as was evidenced by a fairness opinion which the Company obtained from an independent investment banking firm of national reputation.. At March 31, 1999, eligible collateral totaled $60.3 million due to historically low inventory levels. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Due primarily to an increase in inventory levels and to increases in crude oil and refined products prices, eligible collateral totaled $75 million at April 30, 1999. The Company expects December 31, 1999 inventory levels to be consistent with the levels held at December 31, 1998.

As of March 31, 1999, under the terms of the Secured Credit Facility, the Company had cash borrowings bearing interest at 8% per annum of $20 million and outstanding irrevocable letters of credit in the principal amount of $13.2 million. The unused commitments under the terms of the Secured Credit Facility were $91.8 million at March 31, 1999. The Company pays an annual commitment fee on the unused portion of the Secured Credit Facility. As of April 30, 1999 cash borrowings under this Facility were $17.5 million and outstanding irrevocable letters of credit in the principal amount of $13.2 million. The unused commitments under the terms of the Credit Facility had increased to $94.3 million at April 30, 1999.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. As of March 31, 1999, the Indenture substantially restricted the Company from effecting borrowings outside of the Secured Credit Facility and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter, 1992.

The purchase money liens outstanding as of March 31, 1999, primarily include the financing of land, buildings and equipment at certain service station and convenience store locations. These borrowings are generally repayable over 60 to 72 months with an effective interest rate based upon a fixed spread over the then current applicable U.S. Treasury Note rate. Purchase money liens are secured by assets having a cost basis of $7.9 million. The remaining principal balance is payable monthly through May 2004.

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

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. Since that time, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. (Also, see Item 3. Legal Proceedings as previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) The Company has been operating the Pasadena refinery without interruption since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit.


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

The following table estimates the impact on future earnings before taxes of the Company's outstanding derivative commodity instruments held at March 31, 1999 based on crude oil and refined products market prices at March 31, 1999 (market prices) and the sensitivity of those instruments to a 10% increase or decrease in market prices:


                      ANTICIPATED GAIN (LOSS)
                            10%          10%
                            Increase in  Decrease in
                At Market   Market       Market
                  Prices    Prices       Prices
                ----------  -----------  -----------
                    -       ------       --
                           (in thousands)
Commodity       $(1,480)      $(3,592    $  632
futures                      )
Commodity         3,151        5,282      1,020
forwards        -----------  ----------  -----------
                ---          ----        --
                $ 1,671       $1,690     $1,652
Total           ===========  ==========  ===========
                ===          ====        ==


Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. As such, changes in these rates could significantly impact the level of earnings in future periods.

As previously disclosed in Item 14, Exhibit 13(a) of the Company's Form 10-K for the fiscal year ended December 31, 1998, the Company has engaged Credit Suisse First Boston (CSFB) to act as financial advisor. CSFB will provide the Company with financial advice and assistance in evaluating strategic alternatives to maximize the Company's assets in both the refining and retail businesses. The primary objective is to assure that Crown pursues those opportunities which best enhance shareholder value. CSFB is actively engaged in the project.


IMPACT OF YEAR 2000

The Company uses software and related information technologies and other equipment throughout its businesses that may be affected by the year 2000 issue.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define a particular year. These computer programs include both information technology (IT) systems such as software programs and non-information technology (non-IT) systems such as embedded microcontrollers in electronic equipment. Any of the Company's computer programs that have time-sensitive software may recognize a date using `00' as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, manufacture products, send invoices, or engage in similar normal business activities. The Company initially commenced its year 2000 readiness program in early 1995.

The Company began a long-term project that encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement an enterprise-wide state-of-the-art fully integrated software package (SAP R/3 Trademark) which was selected in connection with re-designing business practices to further enhance operating and record keeping efficiencies. This software is year 2000 compliant. Due to the enterprise-wide scale of the project, the majority of the Company's year 2000 issues should be resolved as an added benefit of this software implementation. The following paragraphs address those computer systems that are not encompassed within the SAP R/3 Trademark system.

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

As of January 31, 1999, with the exception of the non-IT electronic equipment at the Company's two refineries, the Company had completed the identification and assessment of all of its information technology (IT) systems and non-IT electronic equipment, both mission critical and non-mission critical. A consulting group was engaged to assist with the identification and assessment of the non-IT electronic equipment at the Pasadena refinery and similar efforts were undertaken by Company employees at the Tyler refinery. As of April 30, 1999, substantially all of the assessment work at the Pasadena refinery has been completed, while the Tyler refinery assessment is 95% complete. The Company expects to complete the remaining assessment activities at the Tyler refinery in the second quarter of 1999.

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

The remediation phase includes the repair, upgrade or replacement of all computer programs identified as non-compliant in the assessment phase. These activities will include all computer programs that have not been scheduled to be repaired, upgraded or replaced as well as those that had been scheduled but whose timing of repair, upgrading or replacement was accelerated to resolve the Company's year 2000 issues. The Company's primary strategy for correcting year 2000 issues is to replace all non-compliant technology with newly purchased technology that, in addition to being year 2000 compliant, provides enhanced business functionality and capabilities. This phase has been on going since 1995 and is expected to be substantially completed by September 30, 1999. All of the necessary remediation or replacement of non-compliant components identified by the assessments at the Company's two refineries is expected to be completed by the end of July, 1999.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $1.4 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through April 1999 was approximately $.7 million. The future cost is estimated to be approximately $.7 million. The Company's year 2000 efforts are funded primarily from existing IT and business unit budgets.

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

The failure to correct a material year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, the inaccuracy of responses received from these third parties, and the potential shortage of skilled human resources to install and test upgraded software and equipment could result in interruptions to Company operations or business activities. Such interruptions could have a
material adverse impact on the.   Company's results of operations, liquidity or
financial condition. Due to the general uncertainty inherent in the year 2000 issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of the year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Insurance coverage available at this time is limited to business interruption resulting from fire, explosion, or related perils which are caused by a year 2000 system failure.

The foregoing year 2000 discussion constitutes a `forward-looking' statement within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate.



ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 17 of this report. The Company's market risk disclosures relating to outstanding cash borrowings under the Secured Credit Facility are also discussed in MD&A on page 17 of this report.


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There has been no material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)At the Annual Meeting of Stockholders held on April 22, 1999, a shareholder proposal concerning executive compensation was submitted. The complete Shareholder Proposal, the proponents Supporting Statement and the Board of Directors Statement in Opposition are set forth on pages 14 and 15 of the Company's Proxy Statement dated March 26, 1999. The results of the shareholder voting on this proposal was as follows: 300,999 in the affirmative, 3,585,623 against, 19,632 abstentions and 1,009,167 broker non-votes. The Shareholder Proposal did not receive two-thirds of all of the votes cast on the proposal; and, therefore, it did not pass.

Item 6 - Exhibits and Reports on Form 8-K

               (a)  Exhibit:

                    10        -    Amendment effective as of March 29, 1999
               to the Loan and Security Agreement effective as of Dcember 10, 1998 beween the Registrant and Congress Financial Corporation.

                    20        -    Interim Report to Stockholders for the
               three months ended March 31, 1999.

                    27 (a)    -    Financial Data Schedule for the three
               months ended March 31, 1999.

                    27 (b)    -    Financial Data Schedule for the three
               months ended March 31, 1998 - revised.


               (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 31, 1999.





                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                     CROWN CENTRAL PETROLEUM CORPORATION



                     /s/--Jan L. Ries
                     Jan L. Ries
                     Controller
                     Chief Accounting Officer
                     and Duly Authorized Officer

Date:  May 14, 1999