Form 10-K/A
period 1998-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1999-06-30
CIK 25885

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K/A
                            AMENDMENT NO. 1

(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended DECEMBER 31, 1998

                                 OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the transition period from ___________ to ___________

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

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being filed by Crown
Central Petroleum Corporation in order to amend the following:

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


Date: June 30, 1999