Form 10-Q
period 1999-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1999-08-11
CIK 25885

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549-1004

                                 FORM 10-Q


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended JUNE 30, 1999


                                  OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ________to________


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

                                 YES  X    NO
                                     ___

The number of shares outstanding at July 31, 1999 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,197,144 shares, respectively.


       CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                                  PAGE

PART I     -   FINANCIAL INFORMATION

Item 1     -   Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
               June 30, 1999 and December 31, 1998                  3-4

               Consolidated Condensed Statements of Operations
               Three months ended June 30, 1999 and 1998             5

               Consolidated Condensed Statements of Cash Flows
               Three months ended June 30, 1999 and 1998             6

               Notes to Unaudited Consolidated Condensed
                  Financial Statements                              7-12

Item 2     -   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 12-20

Item 3     -   Quantitative and Qualitative Disclosures
               About Market Risk                                    20


PART II    -   OTHER INFORMATION

Item 1     -   Legal Proceedings                                    20

Item 6     -   Exhibits and Reports on Form 8-K                   20-21

               Exhibit 10 - First Amendment to Crude Oil
                            Processing Agreement between
                            Statoil Marketing and Trading
                            (U.S.) Inc. and Crown Central
                            Petroleum Corporation 1998-2000

               Exhibit 20 - Interim Report to Stockholders
                            for the six months ended
                            June 30, 1999

               Exhibit 27 (a) - Financial Data Schedule
                                for the six months ended
                                June 30, 1999

               Exhibit 27 (b) - Financial Data Schedule
                                for the six months ended
                                June 30, 1998 - revised

SIGNATURE                                                         21



PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements




                 CONSOLIDATED CONDENSED BALANCE SHEETS
        Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)

                                        June 30     December 31
                                         1999          1998
                                       --------     ----------
                                           (Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents             $ 12,509       $ 14,470
Restricted cash                              -         12,000
Accounts receivable - net               96,296         60,227
Recoverable income taxes                   766            616
Inventories                             90,213         80,104
Other current assets                     4,645          1,411
                                      --------       --------
TOTAL CURRENT ASSETS                   204,429        168,828





INVESTMENTS AND DEFERRED CHARGES        46,183         47,044





PROPERTY, PLANT AND EQUIPMENT          674,977        664,822
Less allowance for depreciation       (373,381)      (362,684)
                                      --------       --------
NET PROPERTY, PLANT AND EQUIPMENT      301,596        302,138



                                      --------       --------



                                      $552,208       $518,010
                                      ========       ========




See notes to unaudited consolidated condensed financial statements.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                             (Thousands of dollars)


                                             June 30       December 31
                                               1999            1998
                                            --------       -----------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable:
Crude oil and refined products                $91,414        $48,466
Other                                          28,187         36,750
Accrued Liabilities                            64,363         53,730
Short-term borrowings                          34,756         10,000
Current portion of long-term debt                 619          1,307
                                             --------       --------
TOTAL CURRENT LIABILITIES                     219,339        150,253

LONG-TERM DEBT                                129,521        129,899

DEFERRED INCOME TAXES                          10,529         23,947

OTHER DEFERRED LIABILITIES                     36,678         35,138

COMMON STOCKHOLDERS' EQUITY
  Common stock, Class A - par value $5
    per share:
    Authorized shares -- 7,500,000; issued
    and outstanding shares -- 4,817,394 in
    1999 and 1998                              24,087         24,087
  Common stock, Class B - par value $5
    per share:
    Authorized shares -- 7,500,000; issued
    and outstanding shares -- 5,197,144
    in 1999 and 5,236,217 in 1998              25,986         26,181
  Additional paid-in capital                   92,316         91,466
  Unearned restricted stock                    (1,928)        (1,500)
  Retained earnings                            15,680         38,539
                                             --------       --------
TOTAL COMMON STOCKHOLDERS' EQUITY             156,141        178,773
                                             --------       --------

                                             $552,208       $518,010
                                             ========       ========


See notes to unaudited consolidated condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Crown Central Petroleum Corporation and Subsidiaries
                 (Thousands of dollars, except per share amounts)


                                                   (Unaudited)
                                     Three Months Ended      Six Months Ended
                                          June 30                June 30
                                      1999       1998         1999       1998
                                    --------   --------     --------   --------
REVENUES
Sales and operating revenues        $281,413   $339,154     $506,578   $666,793

OPERATING COSTS AND EXPENSES
Costs and operating expenses         260,448    302,246      465,016    616,741
Selling expenses                      21,342     22,012       43,926     42,142
Administrative expenses                5,145      5,384       10,707     10,509
Depreciation and amortization          9,091      8,454       17,880     16,618
Sales and abandonments of property,
plant and equipment, net                (754)      (231)        (391)      (251)
                                    --------   --------     --------   --------
                                     295,272    337,865      537,138    685,759
                                    --------   --------     --------   --------

OPERATING (LOSS) INCOME              (13,859)     1,289      (30,560)   (18,966)
Interest and other income                201        177        2,493      1,770
Interest expense                      (3,613)    (3,641)      (7,554)    (7,171)
                                    --------   --------     --------   --------
(LOSS) BEFORE INCOME TAXES           (17,271)    (2,175)     (35,621)   (24,367)

INCOME TAX (BENEFIT)                  (6,242)       (24)     (12,762)    (8,473)
                                    --------   --------    ---------  ---------
NET (LOSS)                          $(11,029)  $ (2,151)   $ (22,859) $ (15,894)
                                    ========   ========    =========  =========

NET (LOSS) PER SHARE:
Basic and Diluted                   $  (1.12)  $   (.22)   $   (2.32) $   (1.62)
                                    ========   ========    =========  =========



See notes to unaudited consolidated condensed financial statements.



             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Crown Central Petroleum Corporation and Subsidiaries
                        (Thousands of dollars)


                                                            (Unaudited)
                                                      Six Months Ended June 30
                                                          1999          1998
                                                      --------        --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash from operations before
     changes in assets and liabilities                $(13,996)       $ (7,384)
   Net changes in assets and liabilities                 5,255         (11,745)
                                                      --------        --------

     NET CASH (USED IN) OPERATING ACTIVITIES            (8,741)        (19,129)
                                                      --------        --------


CASH FLOWS FROM INVESTMENT ACTIVITIES
Capital expenditures                                   (12,910)        (16,734)
Proceeds from sales of property, plant
   and equipment                                         1,194             485
Investments in Subsidiaries                                  -             164
Capitalization of software costs                        (1,214)         (1,789)
Deferred turnaround maintenance                         (5,513)         (2,276)
Other charges to deferred assets                         1,017             (15)
                                                      --------        --------
     NET CASH (USED IN) INVESTMENT ACTIVITIES          (17,426)        (20,165)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt and credit agreement borrowings     254,014          64,745
(Repayments) of debt and credit agreement borrowings  (230,340)        (38,818)
Net cash flows from long-term notes receivable             532              48
Issuance of common stock                                     -             597
                                                      --------        --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES          24,206          26,572
                                                      --------        --------



NET (DECREASE) IN CASH AND CASH EQUIVALENTS           $ (1,961)       $(12,722)
                                                      ========        ========





See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------

Crown Central Petroleum Corporation and Subsidiaries

June 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

INVENTORIES: The Company's crude oil, refined products, and convenience store merchandise and gasoline inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owed to other companies are reflected in the inventory accounts.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

RECLASSIFICATIONS: The Company has reclassified certain prior year balance in the Unaudited Consolidated Condensed Balance Sheet to conform to the current year presentation.





              [This space was intentionally left blank]



NOTE B - SUPPLEMENTARY CASH FLOW INFORMATION

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows are comprised of the following:

                                                 Six Months Ended
                                                     June 30
                                                 1999        1998
                                               --------    --------
                                              (thousands of dollars)

Decrease in restricted cash                    $ 12,000    $       -
(Increase) decrease in accounts
   receivable - net                             (36,069)      24,210
(Increase) in inventories                       (10,109)     (21,185)
(Increase) in other current assets               (3,234)      (1,566)
Increase (decrease) in crude oil
   and refined products payable                  42,948       (5,140)
(Decrease) increase in other
   accounts payable                              (8,563)         425
Increase (decrease) in accrued
   liabilities and other deferred liabilities     8,712       (7,983)
(Increase) in recoverable and deferred
   income taxes                                    (430)        (506)
                                                -------     --------

                                                $ 5,255     $(11,745)
                                                =======     ========


NOTE C - INVENTORIES

Inventories consist of the following:


                                               June 30    December 31
                                                 1999        1998
                                               --------   ----------
                                              (thousands of dollars)
Crude oil                                      $ 29,636    $ 26,489
Refined products                                 68,449      39,776
                                               --------    --------
   Total inventories at FIFO
     (approximates current cost)                 98,085      66,265
LIFO allowance                                  (21,641)       (184)
                                               --------    --------
   Total crude oil and refined products          76,444      66,081
                                               --------    --------

Merchandise inventory at FIFO
   (approximates current cost)                    7,659       7,950
LIFO allowance                                   (2,515)     (2,515)
                                               --------    --------
Total merchandise                                 5,144       5,435
                                               --------    --------

Materials and supplies inventory at FIFO          8,625       8,588
                                               --------    --------
TOTAL INVENTORY                                $ 90,213     $80,104
                                               ========    ========

Due to the increase in refined products prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at lower of cost or market was reversed during the first quarter of 1999.




[This space was intentionally left blank]



NOTE D - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                               June 30    December 31
                                                 1999        1998
                                               --------    --------
                                              (thousands of dollars)
10 7/8% Senior Notes due 2005                  $124,826    $124,810
Purchase Money Liens                              5,136       6,159
Other obligations                                   178         237
                                               --------    --------
                                                130,140     131,206

Less current portion                               (619)     (1,307)
                                               --------    --------
LONG-TERM DEBT                                 $129,521    $129,899
                                               ========    ========


The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. As of June 30, 1999, the Indenture substantially restricted the Company's ability to borrow outside of the Loan and Security Agreement, as amended (Secured Credit Facility), and precluded the payment of dividends.

The Secured Credit Facility, provides for up to $125 million availability for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term beginning on December 10, 1998 and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with certain financial covenants including minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral while the remaining $50 million, which is provided through a related party of the Company, is not subject to such eligibility limitations. This additional availability is provided to the Company under terms and conditions that are not less favorable than the Company could obtain from independent third parties, as was evidenced by a fairness opinion the Company obtained from an independent investment banking firm of national reputation. At June 30, 1999, eligible collateral totaled $81.7 million, exceeding the eligible collateral threshold provided by the Secured Credit Facility. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR-based rates. In addition, the Company pays commitment fees on the unused portion of the Secured Credit Facility.

As of June 30, 1999, the Company had cash borrowings of $34.8 million bearing an annual interest rate of 8.5% and an outstanding letter of credit for $13.2 million. The unused commitments at June 30, 1999 were $77.0 million. The Company had cash borrowings of $10.0 million bearing an annual interest rate of 8.0% and an outstanding letter of credit for $13.2 million under the Secured Credit Facility at December 31, 1998. As of August 9, 1999, there were no outstanding letters of credit, cash borrowings were $12.6 million and unused commitments were $112.4 million.

NOTE E - CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was approximately $0.3 million at June 30, 1999. Included in these hedging strategies are futures contracts maturing in July and September 1999. The Company is using these contracts to defer the pricing of less than 1% of its crude oil commitments for the aforementioned period.

NOTE F - CALCULATION OF NET (LOSS) PER COMMON SHARE

The average outstanding and equivalent shares excludes 175,252 and 231,750 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term Incentive Plan (Plan) at June 30, 1999 and 1998, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following tables provide a reconciliation of the basic and diluted earnings per share calculations:



                                                     Three Months Ended June 30
                                                     --------------------------
                                                       1999               1998
                                                     --------          --------
                                            (dollars in thousands, except per share data)
(LOSS) INCOME APPLICABLE TO COMMON SHARES
-----------------------------------------

Net (loss)                                          $   (11,029)      $   (2,151)
                                                    ===========       ==========

Common shares outstanding at
  April 1, 1999 and 1998, respectively               10,053,611        9,984,048

Restricted shares held by the Company at April 1,
1999 and 1998, respectively                            (182,180)        (147,300)

Weighted average effect of shares of common stock
issued for stock option exercises                             -            2,167
                                                    -----------       ----------

Weighted average number of common shares outstanding,
as adjusted at June 30, 1999 and 1998, respectively:
Basic and Diluted                                     9,871,431        9,838,915
                                                    ===========       ==========

EARNINGS PER SHARE:
------------------

Net (loss) - basic and diluted                      $     (1.12)      $     (.22)
                                                    ===========       ==========






                                                      Six Months Ended June 30
                                                     --------------------------
                                                       1999               1998
                                                     --------          --------
                                            (dollars in thousands, except per share data)
(LOSS) INCOME APPLICABLE TO COMMON SHARES
-----------------------------------------

Net (loss)                                          $   (22,859)      $   (15,894)
                                                    ===========       ===========

Common shares outstanding at
  January 1, 1999 and 1998, respectively             10,053,611        10,058,168

Restricted shares held by the Company at
  January 1, 1999 and 1998, respectively               (182,180)         (260,700)

Weighted average effect of shares of common stock
issued for stock option exercises                             -            27,844
                                                    -----------       -----------

Weighted average number of common shares outstanding,
as adjusted at June 30, 1999 and 1998, respectively:
Basic and Diluted                                     9,871,431         9,825,312
                                                    ===========       ===========

EARNINGS PER SHARE:
------------------

Net (loss) - basic and diluted                      $     (2.32)      $     (1.62)
                                                    ===========       ===========




NOTE G - LITIGATION AND CONTINGENCIES

Motions for Partial Summary Judgement have now been filed with respect to all of the individual claims of the eight named plaintiffs in the BURRELL case. There has been no other material change in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

Intersegment sales and transfers are recorded at market prices. Income or losses on intersegment sales are eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.




Six months ended June 30, 1999:
                                          Refinery      Retail
                                         Operations    Marketing   Totals
                                         ----------    ---------  --------
                                            (thousands of dollars)
Revenues from external customers          $ 300,305     $206,914  $507,219
Intersegment revenues                       167,255            -   167,255
(Loss) income                               (18,023)       2,332   (15,691)
Capital expenditures                          5,962        5,814    11,776




Six months ended June 30, 1998:
                                          Refinery      Retail
                                         Operations    Marketing   Totals
                                         ----------    ---------  --------
                                            (thousands of dollars)
Revenues from external customers         $448,505       $218,233  $666,738
Intersegment revenues                     120,797              -   120,797
(Loss) income                             (11,670)         3,518    (8,152)
Capital expenditures                        5,402         10,695    16,097




Sales and operating revenues reconciliation:
                                                Six months ended June 30
                                                    1999         1998
                                                  --------      --------
                                                  (thousands of dollars)
Total external revenues for reportable segments   $507,219      $666,738
Intersegment revenues for reportable segments      167,255       120,797
Other adjustments                                     (641)          55
Elimination of intersegment revenues              (167,255)     (120,797)
                                                  --------      --------
Sales and operating revenues                      $506,578      $666,793
                                                  ========      ========


Other adjustments include items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.




(Loss) income reconciliation:

                                                 Six months ended June 30
                                                    1999         1998
                                                  --------     ---------
                                                  (thousands of dollars)
Total (loss) for reportable segments              $(15,691)     $ (8,152)
Other (loss) income                                   (781)        1,557
Unallocated amounts:
Corporate (expenses)                               (12,270)      (11,657)
Net interest (expense)                              (6,879)       (6,113)
                                                  --------      --------
(Loss) before income taxes                        $(35,621)    $(24,367)
                                                  ========      ========




Capital expenditure reconciliation:

                                                    Six months ended June 30
                                                       1999          1998
                                                     --------       --------
                                                      (thousands of dollars)
Total capital expenditures for reportable Segments   $ 11,776       $ 16,097
Corporate and other capital expenditures                1,134            637
                                                     --------       --------
   Total                                             $ 12,910       $ 16,734
                                                     ========       ========




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's Sales and operating revenues decreased $57.7 million or 17.0% in the second quarter of 1999 from the comparable period in 1998. The decrease in Sales and operating revenues was primarily attributable to a 27.4% decrease in petroleum product sales volume, which was partially offset by a 7.4% increase in the average sales price per gallon of petroleum products. Sales and operating revenues decreased $160.2 million or 24.0% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The year-to-date decrease was primarily attributable to a 24.6% decrease in petroleum product sales volumes as well as 6.7% decrease in the average sales price per gallon of petroleum products. The decreases in sales volume for the three and six months ended June 30, 1999 are primarily due to the Company's crude oil based processing agreement executed in the fourth quarter of 1998 (Processing Agreement) with Statoil Marketing and Trading (US) Inc. (Statoil). The Company processes an average of 35,000 barrels per day
(bpd) of crude oil supplied and owned by Statoil and returns to Statoil an average of 35,000 bpd of refined petroleum products, which effectively decreased the Company's refined products available for sale. Volumes were also adversely impacted in the second quarter of 1999 by refinery downtime as discussed below and also scheduled refining production decreases in response to low refining industry margins. The decreases in Sales and operating revenues from petroleum products were partially offset by increases of $2.8 million or 9.0% and $6.5 million or 11.4% in merchandise sales for the three and six months ended June 30, 1999 compared to the same periods last year.
Merchandise sales increased primarily due to the increases in the selling price of tobacco-related products, beer and wine, and to some extent more accurate pricing as a result of the implementation of the price book module of the retail point of sale (POS) system.

Costs and operating expenses decreased $41.8 million or 13.8% in the second quarter of 1999 from the comparable period in 1998. The decrease was primarily due to the decrease in petroleum product volumes sold as previously discussed. The decrease in volumes was partially offset by increases in the average cost per barrel consumed of crude oil and feedstocks from $15.09 for the second quarter of 1998 to $16.52 for the second quarter of 1999. Costs and operating expenses decreased $151.7 million or 24.6% for the six months ended June 30, 1999 from the comparable period in 1998 due primarily to a decrease in the average cost per barrel consumed of crude oil and feedstocks as well as a 14.1% decrease in refining sales volumes as discussed in the previous paragraph. In addition, the Company's results of operations were significantly affected by its use of the LIFO method to value inventory, which in a period of rising prices, decreased the Company's gross margin by $12.3 million and $21.5 million for the three and six months ended June 30, 1999, respectively, whereas the Company's gross margin increased $0.7 million and $15.7 million in its respective comparable periods in 1998 when prices were falling.
Due to the increases in refined product prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventory at the lower of cost or market was reversed in the first quarter of 1999 which favorably impacted the Company's Operating
(loss) and Net (loss) for the six months ended June 30, 1999. Cost and operating expenses were also favorably impacted by cost reduction initiatives at the refineries resulting in savings of $2.1 million for the three months ended and $4.8 million for six months ended June 30, 1999 compared to the same periods ended June 30, 1998. These refinery operating cost savings were partially offset by an increase in legal expenses of approximately $2.0 million and by the weather related refinery downtime as discussed below of approximately $4.0 million for the six months ended June 30, 1999.

The aforementioned decrease in Sales and operating revenues coupled with the decrease in Costs and operating expenses resulted in an overall decrease in gross margin of $15.9 million for the second quarter of 1999 compared to the same 1998 period. The gross margin for the six months ended June 30, 1999 decreased $8.5 million for the six months ended June 30, 1999 compared to the same 1998 period. The decrease in average gross margin per gallon of petroleum products reflected similar industry-wide decreases due to excess supply of crude oil and refined petroleum products. Additionally, increases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide increases in prices of these products, which prevailed for most of the quarter. With OPEC's announced reduction late in the first quarter of crude oil production, WTI crude oil prices increased from $16.63 per barrel at the beginning of the second quarter to $19.32 per barrel by the end of the quarter. This increase in price significantly impacted the LIFO inventory provision for the second quarter of 1999.

Refinery gasoline production decreased to 81,400 bpd (59.1%) for the second quarter of 1999 from 92,200 bpd (55.4%) for the second quarter of 1998, while distillate production decreased to 40,500 bpd (29.4%) for the second quarter of 1999 from 52,700 bpd (31.7%) for the same period in 1998. Yields of gasoline decreased to 76,300 bpd (56.2%) for the six months ended June 30, 1999 from 87,800 (55.6%) for the same period in 1998. While distillate production decreased to 40,200 (29.6%) from 49,600 (31.4%) for the same periods ended June 30, 1999 and 1998, respectively. These decreases in refinery production volumes and yields are due primarily to the planned reduction in refinery production volumes as a result of poor industry-wide refining margins during the period. Refinery operations at Pasadena were impacted significantly by weather related incidents in the second quarter. High winds damaged the main cooling tower, resulting in substantially reduced throughputs in May and an electrical storm in June damaged the FCC unit, resulting in a two week shut down. The Tyler refinery operated at optimum capacity during the quarter while achieving reductions in operating costs. Both refineries are currently operating at high efficiency levels.

Gasoline gross margin (gasoline net sales less cost of sales) at the Company's retail locations increased slightly from $.090 per gallon to $.092 per gallon, respectively, for the six months ended June 30, 1998 and 1999. For the second quarter ended June 30, 1999, gasoline gross margin increased significantly to $.098 from $.074 per gallon compared to the same period of 1998. These increases were due primarily to a more aggressive gasoline pricing strategy carried out during the second quarter of 1999. Aggregate gasoline gross margin percentage (gasoline gross margin as a percentage of sales) on a same store basis decreased 2.2% for the six months ended June 30, 1999 from the comparable period in 1998 due primarily to a decrease of 4.6% in gallons sold measured on a same store basis. This decrease in volume is principally the result of a more aggressive pricing strategy coupled with increased competition. Aggregate gasoline gross margin percentage for the second quarter increased 23% from the comparable period in 1998 due primarily to the aforementioned pricing strategy.

Merchandise gross margin (merchandise gross profit as a percent of merchandise sales) increased slightly from 29.9% for the second quarter 1998 to 30.8% for the second quarter of 1999. Merchandise gross margin also increased slightly from 30.5% for the six months ended June 30, 1998 to 30.7% for the same period of 1999. The increases in gross margin are a result of the merchandise price increases and more accurate pricing as a result of the implementation of the POS price book module previously noted. On a same store basis, merchandise gross margin increased approximately 13.3% for the three months ended June 30, 1999 compared to the same 1998 period and resulted in a $1.0 million increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 11.8% in 1999 compared to the same period in 1998.

Selling expenses increased $1.8 million or 4.2% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is principally due to increases in labor costs and environmental and maintenance costs at the Company's retail sites. Selling expenses decreased $0.7 million or 3.1% for the three months ended June 30, 1999 due to a slight reduction in marketing promotional related expenses compared to the same period in 1998.

Administrative expenses for the six months ended June 30, 1999 increased $0.2 million or 1.9% compared to the six months ended June 30, 1998 due primarily to increases in technology related expenses.
For the three months ended June 30, 1999 compared to the same period in 1998, Administrative expenses decreased $0.2 million or 4.4% due to a slight decrease in rent expense and labor costs at the Company's administrative offices.

Depreciation and amortization in the second quarter of 1999 increased $0.6 million or 7.5% from the comparable 1998 period. Similarly, Depreciation and amortization expenses increased $1.3 million or 7.6% for the six months ended June 30, 1999 from the comparable 1998 period.
 This increase is primarily attributable to increases in the depreciable base of the Company's computer systems related to the company-wide computer upgrade projects.

Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of Property, Plant and Equipment, and LIFO inventory adjustments (EBITDAAL), which measures the Company's cash flow on a FIFO inventory basis increased dramatically from a cash flow deficit of $17.6 million for the six months ended June 30, 1998 to a positive cash flow of $10.2 million for the six months ended June 30, 1999. The increase principally reflects the Company's demonstrated performance of realizing available industry margins.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities (including net changes in assets and liabilities) totaled $8.7 million for the six months ended June 30, 1999 compared to cash used in operating activities of $19.1 million for the six months ended June 30, 1998. The 1999 outflows consist primarily of net cash used in operations before changes in assets and liabilities totaling $14.0 million. Partially offsetting these cash outflows were cash inflows from changes in assets and liabilities of $5.3 million. These cash inflows were due primarily to increases in crude oil and finished product payables due to increases in the purchase prices of crude oil and refined products, as well as increases in tax accruals. These working capital inflows were partially offset by increases in accounts receivable (due to market pricing and timing of cash receipts), increases in the LIFO carrying value of crude oil and finished product inventories, and decreases in other accounts payable. The 1998 outflows consist primarily of cash outflows from changes in assets and liabilities of $11.7 million due primarily to increases in the volume of crude oil and finished product inventories, decreases in federal excise and refinery operating tax accruals and decreases in incentive plan accruals. Additionally, there were decreases in crude oil and refined products payables, as well as increases in prepaid operating expenses. These working capital outflows were partially offset by decreases in accounts receivable and increases in other accounts payable. Cash used in operations before changes in assets and liabilities totaled $7.4 million for the six months ended June 30, 1998.

Net cash outflows from investment activities totaled $17.4 million for the six months ended June 30, 1999 compared to a net outflow of $20.1 million for the same 1998 period. The 1999 amount consists principally of capital expenditures of $12.9 million (which includes $6.4 million for refinery operations, $5.5 million relating to the marketing area and $1.0 million for corporate projects). Additionally, there were refinery turnaround expenditures of $5.5 million and $1.2 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $1.2 million and decreases in other charges due to cash receipts from a litigation settlement of $1.7 million. The 1998 outflows consist primarily of capital expenditures of $16.7 million (which includes $10.4 million relating to the marketing area and $6.3 million for refinery operations). Additionally, there were $2.3 million in refinery deferred turnaround expenditures and $1.8 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $0.5 million.

Net cash provided by financing activities was $24.2 million for the six months ended June 30, 1999 compared to cash provided by financing activities of $26.6 million for the six months ended June 30, 1998.
The 1999 cash inflow consists principally of $23.7 million in net proceeds ($254.0 million in borrowings and $230.3 million in repayments) received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's Secured Credit Facility. The 1998 cash inflow consists primarily of $25.9 million in net proceeds ($64.7 million in borrowings and $38.8 million in repayments) received from debt and credit agreement borrowings due primarily to net cash borrowings from the Company's prior unsecured revolving Credit Agreement. Additionally, 1998 cash inflows include $0.6 million received from the issuance of the Company's Class B Common Stock resulting from exercises of non-qualified stock options granted to participants in the Company's Long-Term Incentive Plans.

The ratio of current assets to current liabilities at June 30, 1999 was 0.93:1 compared to 1.30:1 at June 30, 1998 and 1.12:1 at December 31, 1998. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.04:1 at June 30, 1999, 1.36:1 at June 30, 1998 and 1.14:1 at December 31, 1998.
The reduction in the current ratio at June 30, 1999 compared to December 31, 1998 and June 30, 1998 is primarily due to an increase in the LIFO provision of $21.5 million and $37.2 million, respectively and the increase in short-term borrowings as noted below. The increase in the LIFO provision is primarily the result of crude oil and petroleum product price increases at June 30, 1999 compared to prices at December 31, 1998 and June 30, 1998. Further, the Company has increased the use of its Secured Credit Facility to help meet its general corporate and working capital requirements. The Company's Short-term borrowings increased from $10.0 million at December 31, 1998 to $34.6 million at June 30, 1999. There were no Short-term borrowings outstanding at June 30, 1998. As of August 9, 1999, the Company has reduced its Short-term borrowings to $12.6 million. Furthermore, the Company is in the process of negotiating with other companies to sell approximately 14 of its non-strategic operating retail locations and auctioning off approximately 20 of its closed retail facilities. The Company expects to realize in excess of $10 million from these sales by the end of the year. The anticipated net realizable value is in excess of the carrying value of these stores and, therefore, is expected to result in a favorable impact on net income.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing Federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. The Company believes, but provides no assurance, that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $6.8 million as of June 30, 1999 to cover the estimated costs of compliance with environmental regulations that are not anticipated to be of a capital nature. The liability of $6.8 million includes accruals for issues extending past 1999.

Environmental liabilities are subject to considerable uncertainties that affect the Company's ability to estimate its ultimate cost of remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required cleanup efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites, and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any matters that would be expected to have a material adverse effect on the Company.

During 1999, the Company estimates environmental expenditures at the Pasadena and Tyler refineries of at least $5.3 million and $1.5 million, respectively. Of these expenditures, it is anticipated that $4.3 million for Pasadena and $1.0 million for Tyler will be of a capital nature, while $1.0 million and $0.5 million, respectively, will be related to previously accrued non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned totaling approximately $1.6 million during 1999.

The Company's principal purchases (crude oil and convenience store merchandise) are transacted primarily under open lines of credit with its major suppliers. The Company maintains a credit facility to finance its working capital requirements and supplement internally generated sources of cash.

The Secured Credit Facility, provides for up to $125 million of credit availability for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness, payments of cash dividends, and requires compliance with certain financial covenants including minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral while the remaining $50 million is provided through a related party of the Company.

See the Company's Proxy Statement for Annual Meeting of Stockholders dated March 26, 1999. At June 30, 1999, eligible collateral totaled $81.7 million, exceeding the eligible collateral threshold provided by the Secured Credit Facility. The increase in eligible collateral as of June 30, 1999 compared to March 31, 1999 is due to an increase in inventory levels and to increases in crude oil and refined products prices. The Company expects December 31, 1999 inventory levels to be consistent with the levels held at December 31, 1998. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR-based rates. In addition, the Company pays commitment fees on the unused portion of the Secured Credit Facility.

As of June 30, 1999, the Company had cash borrowings of $34.8 million bearing an annual interest rate of 8.5% and an outstanding letter of credit for $13.2 million. The unused commitments at June 30, 1999 were $77.0 million. As of August 9, 1999, there were no outstanding letters of credit, cash borrowings were $12.6 million and unused commitments were $112.4 million.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. As of June 30, 1999, the Indenture substantially restricted the Company's ability to borrow outside of the Secured Credit Facility and precluded the payment of dividends. The Company has not paid a dividend on its shares of common stock since the first quarter of 1992.

The purchase money liens outstanding as of June 30, 1999 primarily include the financing of land, buildings and equipment at certain service station and convenience store locations. These borrowings are generally repayable over 60 to 72 months and bear a fixed rate of interest. The purchase money liens are secured by assets having a cost basis of $7.1 million. The remaining principal balance is payable monthly through May 2004.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. The Company's estimate of planned total capital expenditures and deferred turnaround costs in 1999 has decreased from $42 million to a projected estimate of approximately $35 million. The revised estimate includes amounts necessary for enhancements at the Company's refineries and retail units, and for environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including the Secured Credit Facility, or a successor agreement, will be sufficient over the next several quarters to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one-year periods upon agreement between the Company and the Agent.

The Company places its temporary cash investments in high credit quality financial instruments, which are in accordance with the covenants of the Company's financing agreements. These securities mature within ninety days, and, therefore, bear minimal risk. The Company has not experienced any losses on its temporary cash investments.

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

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $2 million.

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company.
 Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. Since that time, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. (Also, see Item 3. Legal Proceedings as previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Management does not believe that the corporate campaign has had a material adverse impact on the Company's operations.
 However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations.


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

In addition, the Company's profitability depends largely on the difference between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a corresponding increase or decrease in prices for refined products, often there is a lag time in the realization of the corresponding increase or decrease in prices for refined products.
 The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

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

Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. Futures, forwards and exchange-traded options are used to minimize the exposure of the Company's refining margins to crude oil and refined product fluctuations. The Company also uses the futures market to help manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related product profit margins. Although the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

The following table estimates the impact on future earnings before taxes of the Company's outstanding derivative commodity instruments held at June 30, 1999 based on crude oil and refined products market prices at June 30, 1999 (market prices) and the sensitivity of those instruments to a 10% increase or decrease in market prices:




                                               ANTICIPATED GAIN (LOSS)
                               ------------------------------------------------
                               10% Increase in   10% Decrease in
                               At Market Prices   Market Prices   Market Prices
                               ----------------   -------------   -------------
                                                  (in thousands)
Commodity futures                    $(402)          $(1,686)          $881
Commodity forwards                     133               432           (166)
                                     -----           -------           ----
Total                                $(269)          $(1,254)          $715
                                     =====           =======           ====


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

The Company began a long-term project that encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement an enterprise-wide state-of-the-art fully integrated software package (SAP R/3 Trademark) which was selected in connection with re-designing business practices to further enhance operating and record keeping efficiencies. This software is year 2000 compliant. Due to the enterprise-wide scale of the project, many of the Company's year 2000 issues relating to IT systems should be resolved as an added benefit of this software implementation. The conversion process to the new software has been underway for several years, with eight of ten business process applications now operational. As of June 30, 1999, it is anticipated that the conversion of the two remaining business process applications will be completed by October, 1999. The following paragraphs address those computer systems that are not encompassed within the SAP R/3 Trademark system.

The evaluation of the Company's state of readiness relating to its year 2000 issues is a continual process emphasizing a constant awareness of computer systems and business relationships that may be sensitive to year 2000 issues. Management has categorized the activities necessary to solve the year 2000 issues into the identification and assessment phase, the remediation phase, and the testing and contingency planning phase. The identification and assessment phase includes conducting a comprehensive inventory and evaluation of all of the Company's IT systems and non-IT electronic equipment (collectively referred to as computer programs) to identify those computer programs that contain date sensitive features. Those computer programs that contain such features are then further evaluated and categorized as either mission critical or non-mission critical based upon their relative importance to the uninterrupted continuation of the Company's daily operations. Mission critical computer programs gain top priority when allocating the available resources to solve year 2000 issues.

As of January 31, 1999, with the exception of the non-IT electronic equipment at the Company's two refineries, the Company had completed the identification and assessment of all of its IT systems and non-IT electronic equipment, both mission critical and non-mission critical. A consulting group was engaged to assist with the identification and assessment of the non-IT electronic equipment at the Pasadena refinery and similar efforts were undertaken by Company employees at the Tyler refinery. As of June 30, 1999, all of the assessment work at the Pasadena refinery had been completed, and the Tyler refinery assessment was nearing completion. The Company expects to complete the remaining assessment activities at the Tyler refinery early in the third quarter of 1999.

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

The remediation phase includes the repair, upgrade or replacement of all computer programs identified as non-compliant in the assessment phase. These activities will include all computer programs that have not been scheduled to be repaired, upgraded or replaced as well as those that had been scheduled but whose timing of repair, upgrading or replacement was accelerated to resolve the Company's year 2000 issues. The Company's primary strategy for correcting year 2000 issues is to replace all non-compliant technology with newly purchased technology that in addition to being year 2000 compliant, also provides enhanced business functionality and capabilities. This phase has been on going since 1995 and is expected to be substantially completed by October 31, 1999. All of the necessary remediation or replacement of non-compliant components identified by the assessments at the Company's two refineries is expected to be completed by the end of September, 1999.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $1.4 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through June 1999 was approximately $1.1 million. The future cost is estimated to be approximately $.3 million. The Company's year 2000 efforts are funded primarily from existing IT and business unit budgets.

The testing and contingency planning phase includes testing the computer programs worked on in the remediation phase for accuracy as well as concurrently developing contingency plans that may be put into effect in the event that significant deficiencies are identified. Contingency planning also encompasses developing alternative sources of supply in the event of failure by material third parties to remedy their own year 2000 issues. Testing of computer programs is expected to be completed as remediation or replacement of individual programs is completed. Due to the number of computer programs utilized by the Company and the need to begin remediation, replacement, and testing of mission critical programs in a timely manner, any or all of the phases identified may be performed concurrently. Testing of implemented technologies will be a continual process with the expectation that all of the Company's mission critical systems will be tested by the end of the third quarter of 1999. Contingency plans for mission critical systems are expected to be completed in late 1999.

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

The Company believes the most reasonably likely worst case year 2000 scenarios would be failure of the control systems at the Company's refineries, or the failure of key customers or suppliers (e.g., utility providers) to achieve year 2000 compliance. Either of these scenarios could result in lost sales or lost production due to the forced shutdown for an indefinite period at one or both refineries. In order to mitigate the affect of any such disruption, the Company may increase inventory levels prior to year-end 1999 based on assessments made closer to the end of 1999.
 In the event that only one refinery is affected by year 2000 failures, the Company has the flexibility of shifting feedstock between facilities, or procuring petroleum products via sale, trade or exchange agreements in order to meet any contractual requirements.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 18 of this report. The Company's market risk disclosures relating to outstanding cash borrowings under the Secured Credit Facility are also discussed in MD&A on page 18 of this report.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Motions for Partial Summary Judgement have now been filed with respect to all of the individual claims of the eight named plaintiffs in the BURRELL case. There has been no other material change in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits:

10 - First Amendment to Crude Oil Processing Agreement between Statoil Marketing and Trading (U.S.) Inc.
     and Crown Central Petroleum Corporation 1998 - 2000.

        20 - Interim Report to Stockholders for the three and six months ended June 30, 1999.

        27 (a)- Financial Data Schedule for the six months ended June 30, 1999.

        27 (b)- Financial Data Schedule for the six months ended June 30, 1998 - revised.

   (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended June 30, 1999.



                           SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                           CROWN CENTRAL PETROLEUM CORPORATION



                           /s/--Jan L. Ries
                           Jan L. Ries
                           Controller
                           Chief Accounting Officer
                           and Duly Authorized Officer

Date:  August 11, 1999