Form 10-Q
period 1999-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 1999-11-15
CIK 25885

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549-1004

                             FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended SEPTEMBER 30, 1999


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


       CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                                  PAGE
PART I     -   FINANCIAL INFORMATION

Item 1     -   Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
               September 30, 1999 and December 31, 1998            3-4

               Consolidated Condensed Statements of Operations
               Three and Nine months ended September 30, 1999
               and 1998                                             5

               Consolidated Condensed Statements of Cash Flows
               Nine months ended September 30, 1999 and 1998        6

               Notes to Unaudited Consolidated Condensed
                  Financial Statements                            7-12

Item 2     -   Management's Discussion and Analysis of Financial
               Condition and Results of Operations               12-22

Item 3     -   Quantitative and Qualitative Disclosures
               About Market Risk                                  21


PART II    -   OTHER INFORMATION

Item 1     -   Legal Proceedings                                  21

Item 6     -   Exhibits and Reports on Form 8-K                  21-22

               Exhibit 10 - Second Amendment to Congress Loan
                            and Security Agreement

               Exhibit 20 - Interim Report to Stockholders
                            for the nine months ended
                            September 30, 1999

               Exhibit 27 (a) - Financial Data Schedule
                                for the nine months ended
                                September 30, 1999

               Exhibit 27 (b) - Financial Data Schedule
                                for the nine months ended
                                September 30, 1998 - revised

SIGNATURE                                                          22



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                        CONSOLIDATED CONDENSED BALANCE SHEETS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)


                                          September 30         December 31
                                              1999                 1998
                                          ------------         -----------
                                                    (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                   $  10,024            $ 14,470
Restricted cash                                     -              12,000
Accounts receivable - net                     102,115              60,227
Recoverable income taxes                          133                 616
Inventories                                    74,752              80,104
Other current assets                            5,353               1,411
                                             --------            --------
TOTAL CURRENT ASSETS                          192,377             168,828





INVESTMENTS AND DEFERRED CHARGES               45,030              47,044





PROPERTY, PLANT AND EQUIPMENT                 675,839             664,822
     Less allowance for depreciation         (376,411)           (362,684)
                                             --------            --------
NET PROPERTY, PLANT AND EQUIPMENT             299,428             302,138





                                            ---------           ---------

                                            $ 536,835           $ 518,010
                                            =========           =========


See notes to unaudited consolidated condensed financial statements.


                  CONSOLIDATED CONDENSED BALANCE SHEETS
          Crown Central Petroleum Corporation and Subsidiaries
                         (Thousands of dollars)

                                                   September 30   December 31
                                                       1999           1998
                                                   ------------   -----------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable:
  Crude oil and refined products                      $103,100      $ 48,466
  Other                                                 33,447        36,750
Accrued Liabilities                                     53,700        53,730
Short-term borrowings                                   25,179        10,000
Current portion of long-term debt                          635         1,307
                                                      --------      --------
TOTAL CURRENT LIABILITIES                              216,061       150,253

LONG-TERM DEBT                                         129,324       129,899

DEFERRED INCOME TAXES                                    7,071        23,947

OTHER DEFERRED LIABILITIES                              34,255        35,138

COMMON STOCKHOLDERS' EQUITY
  Common stock, Class A - par value $5 per share:
    Authorized shares - 15,000,000; issued and
    outstanding shares - 4,817,394 in 1999 and 1998    24,087        24,087
  Common stock, Class B - par value $5 per share:
    Authorized shares - 15,000,000; issued and
    outstanding shares -- 5,253,652 in 1999 and
    5,236,217 in 1998                                   26,268        26,181
Additional paid-in capital                              91,331        91,466
Unearned restricted stock                               (1,224)       (1,500)
Retained earnings                                        9,662        38,539
                                                      --------      --------
TOTAL COMMON STOCKHOLDERS' EQUITY                      150,124       178,773
                                                      --------      --------


                                                      $536,835      $518,010
                                                      ========      ========


See notes to unaudited consolidated condensed financial statements.


                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                Crown Central Petroleum Corporation and Subsidiaries
                  (Thousands of dollars, except per share amounts)


                                                     (Unaudited)
                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
REVENUES
Sales and operating revenues          $359,899   $312,461   $866,478   $979,254

OPERATING COSTS AND EXPENSES
  Costs and operating expenses         329,888    268,211    794,903    884,952
  Selling expenses                      21,057     21,198     64,983     63,340
  Administrative expenses                5,040      5,775     15,747     16,284
  Depreciation and amortization          9,501      8,619     27,381     25,237
  Sales and abandonments of property,
    plant and equipment, net              (469)      (179)      (860)      (430)
                                      --------   --------   --------   --------
                                       365,017    303,624    902,154    989,383
                                      --------   --------   --------   --------

OPERATING (LOSS) INCOME                 (5,118)     8,837    (35,676)   (10,129)
Interest and other income                  136        527      2,181      2,297
Interest expense                        (3,939)    (3,806)   (11,047)   (10,977)
                                      --------   --------   --------   --------

(LOSS) INCOME BEFORE INCOME TAXES       (8,921)     5,558    (44,542)   (18,809)

INCOME TAX (BENEFIT) PROVISION          (2,903)     2,475    (15,665)    (5,998)
                                      --------   --------   --------   --------

NET (LOSS) INCOME                     $ (6,018)  $  3,083   $(28,877)  $(12,811)
                                      ========   ========   ========   ========


NET (LOSS) INCOME PER SHARE:
   Basic and diluted                  $  (0.61)  $   0.31   $  (2.93)  $  (1.30)
                                      ========   ========   ========   ========

See notes to unaudited consolidated condensed financial statements.


             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           Crown Central Petroleum Corporation and Subsidiaries
                      (Thousands of dollars)


                                                          (Unaudited)
                                               Nine Months Ended September 30
                                                  1999             1998
                                                --------         --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
Net cash from operations before
changes in assets and liabilities                $(17,154)        $  2,635
Net changes in assets and liabilities              21,913           45,889
                                                 --------         --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES      4,759           48,524
                                                 --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                              (18,306)         (25,839)
Proceeds from sales of property and equipment       2,767              785
Net repayments of long-term notes receivable          427              316
Investments in subsidiaries                             -              164
Capitalization of software costs                   (1,974)          (3,035)
Deferred turnaround maintenance                    (5,773)          (2,496)
Other charges to deferred assets                     (256)          (1,668)
                                                 --------         --------

NET CASH (USED IN) INVESTING ACTIVITIES           (23,115)         (31,773)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from credit agreement borrowings       438,761           64,729
  (Repayments) of debt and credit agreement
     borrowings                                  (424,851)         (61,295)
  Issuance of common stock                              -              597
                                                 --------         --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES     13,910            4,031
                                                 --------         --------


NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                              $ (4,446)        $ 20,782
                                                 ========         ========

See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------

Crown Central Petroleum Corporation and Subsidiaries

September 30, 1999


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

RECLASSIFICATIONS: The Company has reclassified certain prior year balances in the Unaudited Consolidated Condensed Balance Sheet to conform to the current year presentation.



            [This space was intentionally left blank]


NOTE B - SUPPLEMENTARY CASH FLOW INFORMATION

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows are comprised of the following:


                                                   Nine Months Ended
                                                     September 30
                                                   1999           1998
                                                 ---------     ---------
                                                 (thousands of dollars)
Decrease in restricted cash                       $ 12,000      $      -
(Increase) decrease in accounts receivable - net   (41,889)       31,685
Decrease (increase) in inventories                   5,352       (16,675)
(Increase) in other current assets                  (3,942)       (1,396)
Increase (decrease) in crude oil and
   refined products payable                         54,634       (19,783)
(Decrease) increase in other accounts payable       (3,303)        3,493
(Decrease) increase in accrued liabilities
   and other deferred liabilities                     (773)       44,578
(Increase) decrease in recoverable and
   deferred income taxes                              (166)        3,987
                                                  --------      --------

                                                  $ 21,913      $ 45,889
                                                  ========      ========


NOTE C - INVENTORIES

Inventories consist of the following:
                                               September 30    December 31
                                                   1999            1998
                                                 --------       --------
                                                 (thousands of dollars)
Crude oil                                        $ 19,267       $ 26,489
Refined products                                   91,443         39,776
                                                 --------       --------
Total inventories at FIFO (approximates
   current cost)                                  110,710         66,265
LIFO allowance                                    (50,762)          (184)
                                                 --------       --------
    Total crude oil and refined products           59,948         66,081
                                                 --------       --------

Merchandise inventory at FIFO (approximates
   current cost)                                    8,759          7,950
LIFO allowance                                     (2,515)        (2,515)
                                                 --------       --------
Total merchandise                                   6,244          5,435
                                                 --------       --------

Materials and supplies inventory at FIFO            8,560          8,588
                                                 --------       --------
     TOTAL INVENTORY                             $ 74,752       $ 80,104
                                                 ========       ========

Due to the increase in refined products prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at lower of cost or market was reversed during the first quarter of 1999.


            [This space was intentionally left blank]


NOTE D - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                          September 30      December 31
                                              1999             1998
                                            ---------        --------
                                            (thousands of dollars)

10 7/8% Senior Notes                         $124,834        $124,810
Purchase Money Liens                            4,972           6,159
Other obligations                                 153             237
                                             --------        --------
                                              129,959         131,206

Less current portion                             (635)         (1,307)
                                             --------        --------
     LONG-TERM DEBT                          $129,324        $129,899
                                             ========        ========



The 10 7/8% Senior Notes due 2005 (Notes) were issued under an
Indenture, which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt. As of September 30, 1999, the Indenture substantially restricted the Company's ability to borrow outside of the Loan and Security Agreement, as amended (Secured Credit Facility).

The Secured Credit Facility, provides for up to $125 million availability for cash borrowing and letter of credit needs. The Secured
Credit Facility, which has a three-year term beginning on December 10, 1998 and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with certain financial covenants including minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral while the remaining $50 million, which is provided through a related party of the Company, is not subject to such eligibility limitations. This additional availability is provided to the Company under terms and conditions that are not less favorable than the Company could obtain from independent third parties. At September 30, 1999, the Company's eligible collateral after reserves was $99.4 million, exceeding the $75 million minimum eligible collateral threshold required to have maximum utilization of the Secured Credit Facility.
Borrowings under the Secured Credit Facility bear interest based at the prime rate or LIBOR-based rates. In addition, the Company pays commitment fees on the unused portion of the Secured Credit Facility.

As of September 30, 1999, the Company had cash borrowings of $25.2 million bearing an annual interest rate of 9.0% and an outstanding letter of credit for $18.9 million. The unused commitments at September 30, 1999 were $80.9 million. The Company had cash borrowings of $10.0 million bearing an annual interest rate of 8.0% and an outstanding letter of credit for $13.2 million under the Secured Credit
Facility at December 31, 1998. As of November 10, 1999, there were no cash borrowings outstanding and no changes in the amount of outstanding letters of credit from September 30, 1999. The Company's unused commitments at November 10, 1999 were $106.1 million.

NOTE E - CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts included in crude oil and refined product hedging strategies was approximately $0.5 million at September 30, 1999. Included in these hedging strategies are futures contracts maturing from October 1999 through March 2000. These contracts are being used by the Company to defer the pricing of approximately 2.0% of its crude oil commitments for the aforementioned period.

NOTE F - CALCULATION OF NET (LOSS) INCOME PER COMMON SHARE

The average outstanding and equivalent shares excludes 203,950 and 231,750 shares of Performance Vested Restricted Stock (PVRS) registered to participants in the 1994 Long-Term Incentive Plan (Plan) at September 30, 1999 and 1998, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.



The following tables provide a reconciliation of the basic and diluted earnings per share calculations:



                                           THREE MONTHS ENDED SEPTEMBER 30
                                           -------------------------------
                                               1999               1998
                                           -------------       -----------
                                                (dollars in thousands,
                                                except per share data)
(LOSS) INCOME APPLICABLE TO COMMON
     SHARES
----------------------------------

Net (loss) income                          $    (6,018)        $     3,083
                                           ===========         ===========

Common shares outstanding at July 1,
1999 and 1998, respectively                 10,071,046          10,071,032

Restricted shares held by the Company
at July 1,1999 and 1998, respectively         (203,950)           (231,750)
                                           -----------         -----------

Weighted average number of common shares
  outstanding, as adjusted at September 30,
  1999 and 1998, respectively:
  Basic and diluted                          9,867,096           9,839,282
                                           ===========         ===========

EARNINGS PER SHARE:
-------------------

Net (loss) income - basic and diluted      $     (0.61)        $      0.31
                                           ===========         ===========




                                            NINE MONTHS ENDED SEPTEMBER 30
                                            ------------------------------
                                                 1999             1998
                                               --------         --------
                                                (dollars in thousands,
                                                except per share data)
(LOSS) INCOME APPLICABLE TO COMMON SHARES
-----------------------------------------

Net (loss)                                  $   (28,877)     $   (12,811)
                                            ===========      ===========

Common shares outstanding at January 1,
   1999 and 1998, respectively               10,053,611       10,058,168

Restricted shares held by the Company at
   January 1, 1999  and 1998, respectively     (214,325)        (260,700)

Weighted average effect of shares of
   common stock released to participants
   by the restricted stock plan                  27,444                -
Weighted average effect of shares of
   common stock issued for stock
   option exercises                                   -           32,215
                                             ----------       ----------

Weighted average number of common shares
   outstanding, as adjusted at September 30,
   1999 and 1998, respectively:
     Basic and diluted                        9,866,730        9,829,683
                                             ==========       ==========

EARNINGS PER SHARE:

Net (loss) - basic and diluted               $    (2.93)      $    (1.30)
                                             ==========       ==========


NOTE G - LITIGATION AND CONTINGENCIES

There has been no material change in the status of litigation and contingencies as discussed in Note I of Notes to Consolidated
Financial Statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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


Nine months ended September 30, 1999:

                                          Refinery     Retail
                                         Operations   Marketing    Totals
                                         ----------   ---------   ---------
                                               (thousands of dollars)
Revenues from external customers          $533,547    $335,582    $869,129
Intersegment revenues                      254,774           -     254,774
(Loss) income                              (19,362)      2,964     (16,398)
Capital expenditures                         8,318       7,795      16,113



Nine months ended September 30, 1998:

                                          Refinery     Retail
                                         Operations   Marketing    Totals
                                         ----------   ---------   --------
                                               (thousands of dollars)
Revenues from external customers          $651,903     $329,908   $981,810
Intersegment revenues                      368,083            -    368,083
(Loss) income                               (1,978)       8,705      6,727
Capital expenditures                         8,486       15,642     24,128




Sales and operating revenues reconciliation:

                                                 Nine months ended September 30
                                                      1999              1998
                                                    --------          --------
                                                      (thousands of dollars)
Total external revenues for reportable segments     $869,129          $981,810
Intersegment revenues for reportable segments        254,774	          368,083
Other adjustments                                     (2,651)           (2,556)
Elimination of intersegment revenues                (254,774)         (368,083)
                                                    --------          --------
  Sales and operating revenues                      $866,478          $979,254
                                                    ========          ========

                             Page 11

Other adjustments include items that are reported as a component of sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.


(Loss) income reconciliation:

                                         Nine months ended September 30
                                             1999            1998
                                           --------        --------
                                            (thousands of dollars)
Total (loss) for reportable segments       $(16,398)       $  6,727
Other (loss) income                             931             921
Unallocated amounts:
   Corporate (expenses)                     (18,382)        (17,293)
   Net interest (expense)                   (10,693)         (9,164)
                                           --------        --------
   (Loss) before income taxes              $(44,542)       $(18,809)
                                           ========        ========


Capital expenditure reconciliation:
                                                   Nine months ended September
30
                                                       1999            1998
                                                     --------        --------
                                                      (thousands of dollars)
Total capital expenditures for reportable segments   $16,113         $24,128
Corporate and other capital expenditures               2,193           1,711
                                                     -------         -------
Total                                                $18,306         $25,839
                                                     =======         =======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

The Company's consolidated sales and operating revenues increased $47.4 million or 15.1% in the third quarter of 1999 from the comparable period in 1998. The increase in sales and operating revenues was primarily attributable to the 41.2% increase in the average sales price per gallon of petroleum products, which was partially offset by a 20.1% decrease in the volume of petroleum products sold. Consolidated sales and operating revenues decreased $112.8 million or 11.5% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The year-to-date decrease was primarily attributable to a 23.3% decrease in petroleum product sales volumes offset by a 8.8% increase in the average sales price per gallon of petroleum products. The decreases in sales volumes for the three and nine months ended September 30, 1999 are primarily due to the Company's crude oil based processing agreement executed in the fourth quarter of 1998 (Processing Agreement) with Statoil Marketing and Trading (US) Inc. (Statoil). The Company processes an average of 35,000 barrels per day (bpd) of crude oil supplied and owned by Statoil and returns to Statoil an average of 35,000 bpd of refined petroleum products, which effectively decreased the Company's refined products available for sale. Excluding the effects of the Processing Agreement, sales volumes for the three and nine months ended September 30, 1999 increased 10.9% and decreased 2.8%, respectively, compared to the same periods ended in 1998. The decreases in sales and operating revenues from petroleum products were partially offset by increases of $1.2 million or 4.5% and $5.7 million or 7.6% in merchandise sales for the three and nine months ended September 30, 1999 compared to the same periods last year. Merchandise sales increased primarily due to the increases in the selling price of tobacco-related products, beer and wine, and to some extent more accurate pricing as a result of the implementation of the price book module of the retail point of sale (POS) system.

Consolidated costs and operating expenses increased $61.7 million or 23.0% in the third quarter of 1999 from the comparable period in 1998. The increase was primarily due to the increase in petroleum product prices which was offset by the decrease in production volumes. The average cost per barrel consumed of crude oil and feedstocks increased from

$13.27 for the third quarter of 1998 to $20.45 for the third quarter of 1999. Consolidated costs and operating expenses decreased $90.0 million or 10.2% for the nine months ended September 30, 1999 from the comparable period in 1998 due primarily to a 28.2% decrease in refining sales volumes offset by the increased cost of petroleum products. Due to the increases in refined product prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventory at the lower of cost or market was reversed in the first quarter of 1999 which favorably impacted the Company's net operating loss for the nine months ended September 30, 1999.

The aforementioned increase in consolidated sales and operating revenues coupled with the increase in consolidated costs and operating expenses resulted in an overall decrease in gross margin of $14.2 million and $22.7 million for the three and nine months ended September 30, 1999 compared to the same periods ended September 30, 1998. The Company's results of operations were significantly affected by its use of the LIFO method to value inventory, which in a period of rising prices, decreased the Company's gross margin by $29.1 million and $50.6 million for the three and nine months ended September 30, 1999, respectively, whereas the Company's gross margin increased $3.1 million and $18.9 million in its respective comparable periods in 1998 when prices were falling. Increases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide increases in prices of these products, which prevailed for most of the quarter.
 West Texas Intermediate (WTI) crude oil prices increased from a low of $12.14 per barrel at the beginning of the year to $19.35 per barrel at the beginning of the third quarter, and to $24.46 per barrel by the end of the quarter. These crude oil price increases significantly impacted the LIFO inventory provision for the year-to-date and third quarter ended September 30, 1999 as previously discussed.

Selling expenses increased $1.6 million or 2.6% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase is principally due to increases in labor and maintenance costs at the Company's retail sites. Additionally, prior year selling expenses were positively impacted by environmental refunds received. No such refunds were received in 1999. Selling expenses decreased $0.1 million or 0.7% for the three months ended September 30, 1999 due to a slight reduction in marketing promotional related expenses compared to the same period in 1998.

Administrative expenses decreased $0.7 million or 12.7% and $0.5 million or 3.3%, respectively, for the three and nine months ended September 30, 1999 compared to the same periods in 1998. These decreases are primarily due to decreases in labor costs at the Company's administrative offices.

Depreciation and amortization in the third quarter of 1999 increased $0.9 million or 10.2% from the comparable 1998 period. Similarly, depreciation and amortization expenses increased $2.1 million or 8.5% for the nine months ended September 30, 1999 from the comparable 1998 period. This increase is primarily attributable to increases in the depreciable base of the Company's computer systems as a result of the company-wide information systems upgrade.

Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of Property, Plant and Equipment, and LIFO inventory adjustments (EBITDAAL), which measures the Company's cash flow on a FIFO inventory basis increased dramatically from a cash flow deficit of $3.7 million for the nine months ended September 30, 1998 to a positive cash flow of $43.2 million for the nine months ended September 30, 1999. The increase principally reflects the Company's demonstrated performance of realizing available industry margins. The Company used this increase in EBITDAAL primarily to fund increased working capital requirements attributable to the rise in crude oil and refined product prices during 1999.

REFINING RESULTS OF OPERATIONS

Refining sales and operating revenues decreased from $651.9 million for the nine months ended September 30, 1998 to $533.5 million for the same period end 1999. This decrease is due primarily to the decrease in sales volumes resulting from the Company's crude oil based processing agreement executed in the fourth quarter of 1998 offset by an increase in average selling price of refined products per barrel. Refining sales and operating revenues for the three months ended September 30, 1999 increased $29.8 million or 14.7% when compared to the same period ended 1998. This increase in sales is primarily due to the rapid increase in refined product selling prices offset by the decrease in volumes as previously discussed. If the crude oil processed under the Processing Agreement had been sold at the market price of the refined products returned to Statoil, refining sales and operating revenues for the three and nine months ended September 30, 1999 would have been approximately $68.5 million and $152.2 million higher than those currently reported for the respective periods.

Refining gross margin before LIFO increased $48.2 million (61.4%) from $78.5 million for the nine months ended September 30, 1998 to $126.7 million for the same 1999 period. For the three months ended September 30, 1999, refining gross margin before LIFO was $61.3 million, an increase of $21.2 million from the same 1998 period. Refining gross margin percentage before LIFO increased to 26.3% and 23.7% for the three and nine months ended September 30, 1999, respectively, from 19.7% and 12.0% for the same periods ended September 30, 1998. These increases in refining margin are primarily due to the increase in prices of refined products offset by a reduction in volumes sold previously discussed. The Company's use of the LIFO method to value its inventories had a significant impact on the refining gross margin during the three and nine months ended 1999 as compared to the same periods in 1998. The effect of LIFO, in a period of rising prices, decreased the Company's refining gross margin by $29.3 million and $50.7 million for the three and nine months ended September 30, 1999, respectively, whereas the Company's gross margin increased $3.1 million and $18.9 million in its respective comparable periods in 1998 when prices were falling.

Refinery gasoline production decreased to 85,600 bpd (57.6% of total production, including products produced under the Processing Agreement) for the third quarter of 1999 from 90,200 bpd (56.9%) for the third quarter of 1998, while distillate production decreased to 45,500 bpd (30.6%) for the third quarter of 1999 from 51,800 bpd (32.7%) for the same period in 1998. Yields of gasoline decreased to 79,400 bpd (56.7%) for the nine months ended September 30, 1999 from 88,600 (56.0%) for the same period in 1998, while distillate production decreased to 42,000 (30.0%) from 50,300 (31.8%) for the same periods ended September 30, 1999 and 1998, respectively. These decreases in refinery production volumes and yields are due primarily to the planned reduction in refinery production volumes as a result of poor industry-wide refining margins during the period. During this period of low refining margins, the Company successfully optimized refining gross margin at reduced run levels. Year-to-date refinery operations at Pasadena were impacted significantly by weather related incidents in the second quarter. High winds damaged the main cooling tower, resulting in substantially reduced throughputs in May and an electrical storm in June damaged the FCC unit, resulting in a two week shut down. The Tyler refinery operated at optimum capacity during the quarter while achieving reductions in operating costs. As of November 10, 1999, both refineries are operating at levels similar to the third quarter.

Refining operating expenses decreased $3.9 million or 3.9% for nine months ended September 30, 1999 and $2.0 million or 6.0% for the three months ended September 30, 1999 compared to the same periods in 1998. Refining operating expenses were favorably impacted by cost reduction initiatives at the refineries resulting in savings of approximately $1.2 million for the three months ended and $6.0 million for nine months ended September 30, 1999 compared to the same periods ended September 30, 1998. The refinery operating cost savings for the nine months ended September 30, 1999 were partially offset by an increase in legal expenses, primarily relating to various matters associated with the locked-out collective bargaining unit employees at the Pasadena refinery, of approximately $4.5 million and by the costs of weather related refinery downtime of approximately $4.0 million for the nine months ended September 30, 1999.

EBITDAAL from refining operations, which measures the Company's cash flow on a FIFO inventory basis increased from a cash flow deficit of $4.0 million for the nine months ended September 30, 1998 to a positive cash flow of $47.6 million for the nine months ended September 30, 1999. EBITDAAL for the three months ended September 30, 1999 was a positive $35.1 million compared to $12.3 million for the same period in 1998.

RETAIL RESULTS OF OPERATIONS

Retail sales and operating revenues increased slightly from $329.9 million for the nine months ended September 30, 1998 to $335.6 million for the same period ended September 30, 1999. Retail sales and operating revenues for the three months ended September 30, 1999 increased $17.0 million or 15.2% when compared to the same 1998 period. These increases are due primarily to the increases in the retail prices of refined petroleum products, tobacco-related products, beer and wine while offset by a decrease in retail gasoline sales volumes due to increased competition and aggressive pricing strategies.

Retail gasoline gross margin at the Company's retail locations decreased from $.098 per gallon to $.084 per gallon, respectively, for the nine months ended September 30, 1998 and 1999. For the quarter ended September 30, 1999, the gasoline gross margin decreased significantly to $.068 from $.115 per gallon compared to the same period of 1998. These decreases in retail gasoline gross margins are primarily the result of retail price increases lagging behind the rapid run-up of wholesale gasoline prices during the periods. Additionally, retail gasoline sales volumes declined 5.3% for the three and nine months ended September 30, 1999 compared to the same period in 1998. The decreases in volume are principally the result of a more aggressive pricing strategy coupled with increased competition. The Company has not been able to attribute any specific decline in retail volumes to the orchestrated corporate campaign sponsored by the union. See the last paragraph of the Liquidity and Capital Resources section for further discussion.

Merchandise gross margin percentage increased from 30.5% for the third quarter of 1998 to 33.5% for the third quarter of 1999. Merchandise gross margin percentage also increased slightly from 30.5% for the nine months ended September 30, 1998 to 31.7% for the same period of 1999. On a same store basis, merchandise gross margin increased approximately 17.1% for the three months ended September 30, 1999 compared to the same 1998 period and resulted in a $1.3 million increase in merchandise gross profit. Aggregate year to date merchandise gross profit on a same store basis increased by 14.2% in 1999 compared to the same period in 1998. The increases in merchandise gross margin are a result of merchandise price increases as previously discussed and more accurate pricing as a result of the implementation of the POS price book module.

Retail operating expenses increased $3.5 million or 5.7% for nine months ended September 30, 1999 and $0.2 million or 1.0% for the three months ended September 30, 1999 compared to the same periods in 1998. The increase in retail operating expenses for the nine months ended September 30, 1999 was primarily due to increases in store salaries and wages and rental expenses offset by a decrease in promotional expenses. Additionally, retail operating expenses were positively impacted by environmental refunds that were received during the nine months ended 1998, and that were not available to the Company in the same period ended September 30, 1999.

The aforementioned decreases in gross margin and increases in operating expenses decreased EBITDAAL from retail operations from $8.1 million and $16.4 million for the three and nine months ended September 30, 1998 to $3.3 million and $10.5 million for the same respective periods ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities (including net changes in assets and liabilities) totaled $4.8 million for the nine months ended September 30, 1999 compared to cash provided by operating activities of $48.5 million for the nine months ended September 30, 1998. The net cash provided by operating activities for the nine months ended September 30, 1999 includes increases from changes in assets and liabilities of $21.9 million. This increase is due primarily to the impact of increases in the purchase prices of crude oil and refined products on accounts payable, partially offset by increases in accounts receivable, and prepaid expenses, and the release of $12.0 million of cash from restrictions. Cash used in operations before changes in assets and liabilities totaled $17.1 million for the nine months ended September 30, 1999 due to operating losses and a reduction of deferred tax liabilities. The 1998 net cash provided by operating activities consisted primarily of increases from changes in assets and liabilities in federal excise and refinery operating tax accruals. A federally mandated moratorium that was in effect at September 30, 1998 deferred the tax payments that ordinarily would have been paid in the third quarter to the fourth quarter of 1998.
 Additionally, net cash provided by operating activities in 1998 was impacted by decreases in accounts receivable, due to declining petroleum product prices, and in recoverable income taxes. These working capital decreases and the decreases in crude oil and refined products payables were partially offset by increases in the volume of crude oil and finished product inventories, as well as increases in prepaid operating expenses. Additionally, cash provided by operations before changes in assets and liabilities totaled $2.6 million for the nine months ended September 30, 1998.

Net cash outflows from investing activities totaled $23.1 million for the nine months ended September 30, 1999 compared to a net outflow of $31.8 million for the same 1998 period. The 1999 amount consists principally of capital expenditures of $18.3 million ($8.3 million for refinery operations, $7.8 million relating to the marketing area and $2.2 million for corporate and other projects). Additionally, there were refinery turnaround expenditures of $5.8 million and $2.0 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $2.7 million. The 1998 outflows consisted primarily of capital expenditures of $25.8 million ($15.6 million relating to the marketing area, $8.5 million for refinery operations and $1.7 million for corporate and other projects). Additionally, there were $3.0 million in capitalized software costs, $2.5 million in refinery deferred turnaround expenditures and $1.7 million in other charges to deferred assets. These cash outflows were partially offset by proceeds from the sale of property, plant and equipment of $0.8 million.

Net cash provided by financing activities was $13.9 million for the nine months ended September 30, 1999 compared to cash provided by financing activities of $4.0 million for the nine months ended September 30, 1998. The 1999 cash inflow consists principally of $13.9 million in net proceeds received from credit agreement borrowings from the Secured Credit

Facility. The 1998 cash inflows consisted primarily of $3.4 million in net proceeds received from credit agreement borrowings.

The ratio of current assets to current liabilities at September 30, 1999 was 0.89:1 compared to 1.24:1 at September 30, 1998 and 1.12:1 at December 31, 1998. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.12:1 at September 30, 1999, 1.28:1 at September 30, 1998 and 1.14:1 at December 31, 1998. The reduction in the current ratio at September 30, 1999 compared to December 31, 1998 and September 30, 1998 is primarily due to an increase in the LIFO provision of $50.6 million and $69.6 million, respectively and the increase in short-term borrowings as noted below. The increase in the LIFO provision is primarily the result of crude oil and petroleum product price increases at September 30, 1999 compared to prices at December 31, 1998 and September 30, 1998. Further, the Company has increased the use of its Secured Credit Facility to help meet its working capital requirements associated with the increased inventory values and related accounts receivable. The Company's short-term borrowings increased from $10.0 million at December 31, 1998 to $25.2 million at September 30, 1999.

On October 14, 1999, the Company received approximately $10 million cash from the sale of certain non-strategic operating retail locations. The sale of these locations will have a favorable impact on the net results of operations in the fourth quarter of 1999.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing Federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. The Company believes, but provides no assurance, that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund future environmental related expenditures. The Company had recorded a liability of approximately $7.1 million as of September 30, 1999 to cover the estimated costs of compliance with environmental regulations that are not anticipated to be of a capital nature. The liability of $7.1 million includes accruals for issues extending past 1999.

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

The Secured Credit Facility, provides for up to $125 million of credit availability for cash borrowing and letter of credit needs. The Secured Credit Facility, which has a three-year term beginning December 10, 1998 and is secured by certain current assets of the Company, is intended for general corporate and working capital requirements. It includes limitations on additional indebtedness and payments of cash dividends, and requires compliance with certain financial covenants including minimum levels of working capital and net worth. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral while the remaining $50 million, which is not subject to such limitations, is provided through a related party of the Company. See the Company's Proxy Statement for Annual Meeting of Stockholders dated March 26, 1999. At September 30, 1999, eligible collateral significantly exceeded the minimum threshold of $75 million required to have maximum utilization of the Secured Credit Facility. Borrowings under the Secured Credit Facility bear interest based at the prime rate or LIBOR-based rates. In addition, the Company pays commitment fees on the unused portion of the Secured Credit Facility.

As of September 30, 1999, the Company had cash borrowings of $25.2 million bearing an annual interest rate of 9.0% and an outstanding letter of credit for $18.9 million. The unused commitments at September 30, 1999 were $80.9 million. As of November 10, 1999, there were no cash borrowings outstanding and no changes in the amount of outstanding letters of credit from September 30, 1999. The Company's unused commitments at November 10, 1999 were $106.1 million.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture which includes certain restrictions and limitations, including the payment of dividends, repurchase of capital stock and the incurrence of additional debt outside of the Secured Credit Facility.

The purchase money liens outstanding as of September 30, 1999 have financed land, buildings and equipment at certain service station and convenience store locations. These borrowings are generally repayable over 60 to 72 months and bear a fixed rate of interest.
 The purchase money liens are secured by assets having a cost basis of approximately $7.0 million. The final principal payment is payable in May 2004.

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

The Company has disclosed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, the Company has concluded, after consultation with counsel, that there is no reasonable basis to believe that the ultimate resolution of any of these contingencies will have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996, and on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit. Since that time, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. (Also, see Item 3. Legal Proceedings as previously discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations.

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

In addition, the Company's profitability depends largely on the difference between market prices for refined petroleum products and crude oil prices. This margin is continually changing and may fluctuate significantly from time to time. Crude oil and refined products are commodities whose price levels are determined by market forces beyond the control of the Company. Additionally, due to the seasonality of refined products and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year. In general, prices for refined products are significantly influenced by the price of crude oil. Although an increase or decrease in the price for crude oil generally results in a corresponding increase or decrease in prices for refined products, often there is a time lag in the realization of the corresponding increase or decrease in prices for refined products. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on the Company's earnings and cash flows.

The profitability and liquidity of the Company is dependent on refining and selling quantities of refined products at margins sufficient to cover operating costs, including any future inflationary pressures. The refining business is characterized by high fixed costs resulting from the significant capital outlays associated with refineries, terminals and related facilities. Furthermore, future regulatory requirements or competitive pressures could result in additional capital expenditures, which may or may not produce desired results. Such capital expenditures may require significant financial resources that may be contingent on the Company's continued access to capital markets and commercial bank financing on favorable terms including acceptable financial covenants.

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

The following table estimates the impact on future earnings before taxes of the Company's outstanding derivative commodity instruments held at September 30, 1999 based on crude oil and refined products market prices at September 30, 1999 (market prices) and the sensitivity of those instruments to a 10% increase or decrease in market prices:



                                              ANTICIPATED GAIN (LOSS)
                                        10% Increase in  10% Decrease in
                               At Market Prices  Market Prices  Market Prices
                               ----------------  -------------  -------------
                                                (in thousands)
Commodity futures                  $ (2,425)         $(3,667)     $   233
Commodity forwards                    2,957            7,356       (1,258)
                                   --------          -------      -------
  Total                            $    532          $ 3,689      $(1,025)
                                   ========          =======      =======

Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. As such, changes in these rates could significantly impact the level of earnings in future periods.

As previously disclosed in Item 14, Exhibit 13(a) of the Company's Form 10-K for the fiscal year ended December 31, 1998, the Company has engaged Credit Suisse First Boston (CSFB) to act as financial advisor. CSFB will provide the Company with financial advice and assistance in evaluating strategic alternatives to maximize the Company's assets in both the refining and retail businesses. The primary objective is to assure that Crown pursues those opportunities which best enhance shareholder value. CSFB is actively engaged in the project and meets regularly with the Company's Board of Directors. The Company also confirmed that its Board of Directors received a letter from Apex Oil Company, Inc., on November 10, 1999, which suggested a framework for a merger of the two companies. The Board will consider the letter in the normal course of its review of strategic alternatives.

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

The Company began a long-term project that encompassed an in-depth evaluation of all current business processes and the redesign of any of these processes where significant opportunity for improvement was identified. One of the results of this project was the decision to purchase and implement an enterprise-wide state-of-the-art fully integrated software package (SAP R/3 trademark) which was selected in connection with re-designing business practices to further enhance operating and record keeping efficiencies. This software is year 2000 compliant. Due to the enterprise-wide scale of the project, many of the Company's year 2000 issues relating to IT systems should be resolved as an added benefit of this software implementation. The conversion process to the new software has been underway for several years. As of October 1, 1999, all business process applications intended for migration to SAP have been converted. The following paragraphs address those computer systems that are not encompassed within the SAP R/3 trademark system.

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

As of January 31, 1999, with the exception of the non-IT electronic equipment at the Company's two refineries, the Company had completed the identification and assessment of all of its IT systems and non-IT electronic equipment, both mission critical and non-mission critical. A consulting group was engaged to assist with the identification and assessment of the non-IT electronic equipment at the Pasadena refinery and similar efforts were undertaken by Company employees at the Tyler refinery. As of September 30, 1999, all of the assessment work at the Tyler refinery had been completed, while assessment work at the Pasadena refinery had been completed earlier in 1999. The assessment phase also includes the identification of and communication with hardware and software vendors with whom the Company transacts business, third parties with whom the Company exchanges information electronically, major or sole source suppliers, government agencies, and major customers. The focus of these communications is to determine the state of readiness of each of these third parties with respect to their own year 2000 issues and how their progress may impact the Company. The majority of responses received to third party inquiries indicate that they are working on or have completed their year 2000 initiatives, but the responses do not provide specific details. Follow-up action related to material third party inquiries and responses has been ongoing and we continue to monitor material third parties' progress in their own year 2000 readiness projects. The Company has no means of ensuring that third parties with whom it deals will be year 2000 compliant or that the information obtained from such third parties regarding year 2000 compliance will prove to be accurate.

The remediation phase includes the repair, upgrade or replacement of all computer programs identified as non-compliant in the assessment phase. These activities include all computer programs that have not been scheduled to be repaired, upgraded or replaced as well as those that had been scheduled but whose timing of repair, upgrading or replacement was accelerated to resolve the Company's year 2000 issues. The Company's primary strategy for correcting year 2000 issues is to replace all non-compliant technology with newly purchased technology that in addition to being year 2000 compliant, also provides enhanced business functionality and capabilities. This phase has been on going since 1995 and is expected to be substantially completed by mid-November 1999. All of the necessary remediation or replacement of non-compliant components identified by the assessments at the Company's two refineries is also expected to be completed by mid-November 1999.

The total cost associated with required modifications and replacement of the Company's systems in response to the year 2000 issue is not expected to materially affect the Company's financial condition or results of operations. The estimated total cost of the year 2000 effort is approximately $1.5 million. This estimate does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The total amount expended through September 1999 was approximately $1.2 million. The future cost is estimated to be approximately $.3 million. The Company's year 2000 efforts are funded primarily from existing IT and business unit budgets.

The testing and contingency planning phase includes testing the computer programs worked on in the remediation phase for accuracy as well as concurrently developing contingency plans that may be put into effect in the event that significant deficiencies are identified. Contingency planning also encompasses developing alternative sources of supply in the event of failure by material third parties to remedy their own year 2000 issues. Testing of computer programs is expected to be completed as remediation or replacement of individual programs is completed. Due to the number of computer programs utilized by the Company and the need to begin remediation, replacement, and testing of mission critical programs in a timely manner, any or all of the phases identified may be performed concurrently. Testing of implemented technologies has been a continual process with the expectation that all of the Company's mission critical systems will have been tested by November 30, 1999. Contingency plan development for mission critical systems are expected to be finalized coincident with testing completion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 19 of this report. The Company's market risk disclosures relating to outstanding cash borrowings under the Secured Credit Facility are also discussed in MD&A on page 19 of this report.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The shareholders derivative lawsuit, KNOX, ET AL. V. ROSENBERG, ET AL., was dismissed by a Federal judge in Texas during the third quarter ended September 30, 1999, but plaintiffs were granted leave to replead and have until November 29, 1999, to file an amended compliant. As previously reported in the Quarterly Report on Form 10-Q for the quarter-ended June 30, 1999, motions for Partial Summary Judgement have now been filed with respect to all of the individual claims of the eight named plaintiffs in the BURRELL case. There have been no other material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The Company is involved in various matters of litigation, the ultimate determination of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         10 - Second Amendment Congress Loan and Security
              Agreement

         20 - Interim Report to Stockholders for the three and nine months ended September 30, 1999

         27 (a) - Financial Data Schedule for the nine months ended September 30, 1999

         27 (b) - Financial Data Schedule for the nine months ended September 30, 1998 - revised

   (b)   Reports on Form 8-K:

         There were no reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended September 30, 1999.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                               CROWN CENTRAL PETROLEUM CORPORATION




                               /s/--Jan L. Ries
                               Jan L. Ries
                               Controller
                               Chief Accounting Officer
                               and Duly Authorized Officer

Date:  November 15, 1999