Form 10-K
period 1999-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-03-29
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended  DECEMBER 31, 1999
                                         OR
   [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ___________ to ____________

                            Commission File Number 1-1059

                         CROWN CENTRAL PETROLEUM CORPORATION
               (Exact name of registrant as specified in its charter)

          MARYLAND                              52-0550682
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                  Number)

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

The aggregate market value of the voting stock held by nonaffiliates as of December 31, 1999 was $34,322,322.

The number of shares outstanding at January 31, 2000 of the registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,253,862 shares, respectively.

                       CROWN CENTRAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                  PAGE
PART I

Item 1     Business                                                  l

Item 2     Properties                                                2

Item 3     Legal Proceedings                                         6

Item 4     Submission of Matters to a Vote of Security Holders       8

PART II

Item 5     Market for the Registrant's Common
             Equity and Related Stockholder Matters                  9

Item 6     Selected Financial Data                                  10

Item 7     Management's Discussion and Analysis
             of Financial Condition and Results of Operations       11

Item 7a    Qualitative and Quantitative Disclosures
             About Market Risk                                      18

Item 8     Financial Statements and Supplementary Data              19

Item 9     Changes in and Disagreements with Auditors on
             Accounting and Financial Disclosure                    41

                             PART III


Item 10    Directors and Executive Officers of the
             Registrant                                             42

Item 11    Executive Compensation                                   44

Item 12    Security Ownership of Certain
             Beneficial Owners and Management                       48

Item 13    Certain Relationships and Related Transactions           50


                              PART IV


Item 14    Exhibits, Financial Statement Schedules
             and Reports on Form 8-K                                51


                               PART I


FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation those under "Liquidity and Capital Resources", "Additional Factors that May Affect Future Results" and "Impact of Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Annual Report on Form 10-K for the year ended December 31, 1999, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct. Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-K for the year ended December 31, 1999, including without limitation in conjunction with the forward-looking statements included in this Annual Report on Form 10-K that are referred to above. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

GENERAL

Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is a large independent refiner and marketer of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the Refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 331 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

The Refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and from its status as the only supplier of a full range of refined petroleum products in its local market area. The Refineries are operated to generate a product mix of over 88% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $38 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Refineries have a high rate of conversion to higher margin fuels.

The Company is one of the largest independent retail marketers in its core retail market areas within Maryland, Virginia and North Carolina. The Company has a geographic concentration of retail locations in high growth areas such as Baltimore, Maryland and the Washington, D.C. metropolitan areas, Tidewater and Richmond, Virginia, Charlotte and Raleigh, North Carolina and Columbus, Georgia. Over the past several years, the Company has rationalized and refocused its retail operations. This has resulted in significant improvements in average unit performance and has positioned these operations for growth from a profitable base. For the year ended December 31, 1999, average merchandise sales per unit increased approximately 4.5% on a same store basis when compared with 1998.

Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 11 of this report.

At December 31, 1999, the Company employed 2,695 employees. The total number of employees decreased approximately 11% from year-end 1998.

REGULATION

Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and clean-up of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities. In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining and retail marketing operations. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to maintain compliance with federal, state and local regulations, including an approximately $25 million for the EPA's new regulations regarding low sulfur gasoline. A more detailed discussion of environmental matters is included in Note A and Note I of the Notes to Consolidated Financial Statements on pages 25 and 35, respectively, of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 through 18 of this report.

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

The principal competitive factors affecting the Company's retail marketing operations are locations of stores, product price, the quality, appearance and cleanliness of stores and brand identification. Competition from large integrated oil companies, as well as from convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

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

The Pasadena refinery and Tyler refinery averaged production output of 93,052 barrels per day and 48,408 barrels per day, respectively, during 1999. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of certain sour (high sulphur content) crude oil in their mix.

The Company's access to extensive pipeline networks provides it with the ability to acquire crude oil directly from major integrated and independent domestic producers, foreign producers, or trading companies, and to transport this crude to the refineries at a competitive cost. The Pasadena refinery has docking facilities which provide direct access to tankers and barges for the delivery of crude oil and other feedstocks. The Company also has agreements with terminal operators for the storage and handling of the crude oil it receives from large ocean-going vessels and which the Company transports to the refineries by pipeline. The Tyler refinery benefits from its location in East Texas since the Company can purchase high quality crude oil at favorable prices directly from nearby producers. In addition, the Tyler refinery is the only supplier of a full range of petroleum products in its local market area. See "Supply, Transportation and Wholesale Marketing."

PASADENA REFINERY

The Pasadena refinery is located on approximately 174 acres in Pasadena, Texas and was the first refinery built on the Houston Ship Channel. The refinery has been substantially modernized and today has a rated crude capacity of 100,000 barrels per day. During the past five years, the Company has invested approximately $23 million in capital projects at Pasadena.

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

The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 38,000 barrels per day vacuum tower. Major downstream units consist of a 52,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 10,000 barrels per day of alkylate production, and a continuous regeneration reformer with a capacity of 24,000 barrels per day. Other units include two depropanizers that can produce 5,500 barrels per day of refinery grade propylene, a liquified petroleum gas recovery unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system, a reformate splitter, and a compression facility capable of transporting up to 14 million standard cubic feet per day of process gas to a neighboring petrochemical plant.

The Clean Air Act mandated that only reformulated gasoline ("RFG") may be sold in certain ozone non-attainment areas, including some metropolitan areas where the Company sells gasoline. RFG standards became more stringent with the implementation of the Complex Model Phase 1 in 1997, and again in 2000 with the Complex Model Phase 2. The Pasadena refinery can produce up to 30,000 barrels per day of winter grade Phase 2 RFG with purchases of MTBE, ethanol, or other oxygenates. The Pasadena refinery directly supplies premium unleaded RFG to nearby truck rack facilities with the remainder of RFG production being shipped in the Colonial pipeline. Company retail RFG requirements above production capabilities are met with gasoline grade exchanges and spot market purchases.

Crude unit operation at the Pasadena refinery was at lower rates in 1999 primarily due to the planned reduction in refinery production volumes as a result of poor industry-wide refining margins during the year. To counter the low margins on light sweet crude, the Company purchased substantially more heavy crude at discounts to light sweet grades. With the heavier crude, the refinery capacity is effectively reduced because of constraints in downstream units which process the heavier fractions. In 1999, the Pasadena refinery operated at 93,052 BPD yielding approximately 57% gasoline and 29% distillates. Of the total gasoline production, approximately 34% was premium octane grades. In addition, the Pasadena refinery produced and sold other products including propylene, propane, slurry oil, petroleum coke and sulfur.

The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery which, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold at wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 56% of the Pasadena refinery's total gasoline production capability.

TYLER REFINERY

The Tyler refinery is located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas and has a rated crude capacity of 52,000 barrels per day. The Tyler refinery's location provides access to nearby high quality East Texas crude oil which accounts for approximately 70% of its crude supply. This crude oil is transported to the refinery on the McMurrey and Scurlock pipeline systems. The Company owns the McMurrey system and has a long-term contract with Scurlock Permian Pipe Line Corporation for use of the Scurlock system. The Company also has the ability to ship crude oil to the Tyler refinery by pipeline from the Gulf Coast and does so when market conditions are favorable. Storage capacity at the Tyler refinery exceeds 2.7 millions barrels (1.2 million barrels for crude oil and 1.5 million barrels for refined petroleum products and intermediate stocks), including tankage along the Company's pipeline system.

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

The Tyler refinery's 1999 crude unit operating capacity was slightly below last year's operations of approximately 96% due primarily to planned reductions in refinery production as a result of poor industry-wide refining margins. In 1999, the Tyler refinery operated at approximately 93% of rated crude unit capacity, with production yielding approximately 57% gasoline and approximately 33% distillates, which includes the production of 5,069 BPD of aviation fuels. Of the total gasoline production, approximately 14% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 64% of production distributed at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the refinery's truck terminal sales.


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

As of December 31, 1999, the Company had 331 retail locations. Of these 331 units (219 owned and 112 leased), the Company directly operated 230 and the remainder were operated by independent dealers. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation which prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

While most of the Company's units are located in or around major metropolitan areas, its sites are generally not situated on major interstate highways or inter-city thoroughfares. These off-highway locations primarily serve local customers and, as a result, the Company's retail marketing unit volumes are not as highly seasonal or dependent on seasonal vacation traffic as locations operating on major traffic arteries. The Company is one of the largest independent retail marketers of gasoline in its core retail market areas within Maryland, Virginia and North Carolina. The Company has a geographic concentration of retail locations in high growth areas such as the metropolitan Baltimore, Maryland and Washington, D.C. area, Tidewater and Richmond, Virginia, Raleigh and Charlotte, North Carolina and Columbus, Georgia. The Company's three highest volume core markets are Baltimore, the suburban areas of Maryland and Virginia surrounding Washington, D.C., and the greater Norfolk, Virginia area.

RETAIL UNIT OPERATIONS

The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 1999, the Company had 82 convenience stores, 132 mini-marts and 117 gasoline stations.

The Company's convenience stores operate primarily under the name Fast Fare. These units generally contain 1,500 to 2,800 square feet of retail space and typically provide gasoline and a variety of convenience store merchandise such as tobacco products, beer, wine, soft drinks, coffee, snacks, dairy products and baked goods.

The Company's mini-marts generally contain up to 600 to 1,500 square feet of retail space and typically sell gasoline and much of the same merchandise as at the Company's convenience stores. The Company has installed lighted canopies that extend over the multi-pump fuel islands at most of its locations. This provides added security and protection from the elements for customers and employees.

The Company's gasoline stations generally contain up to 100 square feet of retail space in an island kiosk and typically offer gasoline and a limited amount of merchandise such as tobacco products, candies, snacks and soft drinks.

The Company's units are brightly decorated with its trademark signage to create a consistent appearance and encourage customer recognition and patronage. The Company believes that consistency of brand image is important to the successful operation and expansion of its retail marketing system. In all aspects of its retail marketing operations, the Company emphasizes quality, value, cleanliness and friendly and efficient customer service.

While the Company derives approximately 74% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines. Management continues to evaluate the addition of new ancillary services.

DEALER OPERATIONS

The Company maintains 101 dealer-operated units, all of which are located in Maryland. Under the Maryland Divorcement Law, refiners are prohibited from operating gasoline stations. The Maryland units are operated under a Branded Service Station Lease and Dealer Agreement (the "Dealer Agreement"), generally with a term of three years. Pursuant to the Dealer Agreement, a dealer leases the facility from the Company and purchases and resells Crown-branded motor fuel and related products. Dealers purchase and resell merchandise from independent third parties. The Dealer Agreement sets forth certain operating standards; however, the Company does not control the independent dealer's personnel, pricing policies or other aspects of the independent dealer's business. The Company believes that its relationship with its dealers has been very favorable as evidenced by a low rate of dealer turnover.

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

TRANSPORTATION

Most of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally receives between 20,000 and 25,000 barrels per day of crude through this system. Foreign crudes (principally from the North Sea, West Africa and South America) account for approximately 64% of total Pasadena crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.

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

WHOLESALE MARKETING

Approximately 18% of the gasoline produced by the Company's Pasadena refinery is transported by pipeline for sale at wholesale through Company and other terminals in the Mid-Atlantic and Southeastern United States. Heating oil is also regularly sold at wholesale through these same terminals. Gasoline, heating oil, diesel fuel and other refined products are also sold at wholesale in the Gulf Coast market.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various matters of litigation, which, in the opinion of management, are not expected to have a material adverse effect on the Company. The Company's legal proceedings are further discussed in
Note I of the Notes to Consolidated Financial Statements on page 35 of this report.

The Pasadena and Tyler refineries and many of the Company's other facilities are involved in a number of environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. These matters and other environmental expenditures are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 14 through 18 of this report, and in Note I of the Notes to Consolidated Financial Statements on page 35 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

On July 21, 1997, Texans United for a Safe Economy Education Fund, the Sierra Club, the Natural Resources Defense Council, Inc. and several individuals filed a Clean Air Act citizens' suit in the United States District Court for the Southern District of Texas against the Company, alleging violations by the Company's Pasadena refinery of certain state and federal environmental air regulations. TEXANS UNITED FOR A SAFE ECONOMY EDUCATION FUND, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, H-97-2427 (S.D. Tex.). On July 31, 1998, United States District Judge Vanessa Gilmore granted the Company's Motion for Summary Judgment as to all of the plaintiff's claims. She subsequently rejected the plaintiff's motion to reconsider her decision. Some of the plaintiffs appealed to the United States Court of Appeals for the Fifth Circuit which heard oral arguments on December 7, 1999. No decision has been rendered by the Court.

On June 25, 1997, a purported class action lawsuit was filed in District Court for Harris County, Texas by individuals who claim to have suffered personal injuries and property damage from the operation of the Company's Pasadena refinery. ALLMAN, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, ET AL., C.A. No. 97-39455 (District Court of Harris County, Texas). This suit seeks unspecified compensatory damages and $50 million in punitive damages. The plaintiffs have now dropped all class action claims. The matter is in discovery.

In October 1998, the Company was served in a lawsuit naming it as an additional defendant in an existing lawsuit filed by approximately 5,500 Houston Ship Channel area residents against 11 other refinery and petrochemical plant operators. CRYE ET AL. VS. REICHHOLD CHEMICALS, INC., ET AL., 97-24399 (334th Judicial District, Harris Co., Tex.). The plaintiffs claim they are adversely affected by the noise, light, emissions and discharges from defendants' operations and seek unspecified damages and injunctive relief for alleged nuisance, trespass, negligence, and gross negligence. The Court has indicated that it may grant summary judgement against a large majority of the plaintiffs.

Seven employees at the Pasadena refinery and one at the Tyler refinery have filed a purported class action suit in the United States District Court for the Eastern District of Texas alleging race and sex discrimination in violation of Title VII of the Civil Rights Act of 1964, as amended, and in violation of the Civil Rights Act of 1871, as amended. LORRETTA BURRELL, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, C.A. No. 97-CVO-357 (E.D. Tex.). The plaintiffs have now dropped their efforts to certify company-wide classes and have limited their proposed class to certain women and African-Americans who have been employed at the Company's two Texas refineries. The Company is vigorously opposing certification of even this limited class and has filed Motions for Partial Summary Judgment against all of the individual claims of all eight named plaintiffs.

On December 15, 1998, five shareholders filed a derivative lawsuit in District Court for Harris County, Texas against each of the Company's then-current directors and three of its non-director officers, one of whom was subsequently dismissed. KNOX, ET AL. V. ROSENBERG, ET AL., C.A. No. 1998-58870. Three of the plaintiff shareholders are locked-out union employees and the remaining two are retired union employees. The defendants removed the case to the United States District Court for the Southern District of Texas, H-99-0123. The suit alleges that the defendants breached their fiduciary duties, committed "constructive fraud", "abuse of control", and were unjustly enriched. On September
27, 1999 the Court dismissed the action for Plaintiffs' failure to make presuit demand on the Company's Board of Directors or to allege with particularity facts sufficient to demonstrate why demand would have been futile. Plaintiffs were granted leave to amend and on November 29, 1999 they filed a Second Amended Complaint. Defendants filed a Motion to Dismiss the Second Amended Complaint based on Plaintiffs continuing failure to allege with particularity facts sufficient to excuse presuit demand. The Second Amended Complaint subsequently was withdrawn and refiled as a purported "Restated" Second Amended Complaint. Defendants have filed a Motion to Dismiss the Second Amended Complaint and the "Restated" Second Amended Complaint for Plaintiffs' continuing failure to comply with the Federal Rules of Civil Procedure. Pursuant to undertakings received from the individual defendants, the Company is advancing the defense costs and expects to indemnify the defendants to the extent permitted by law and the Company's charter and by-laws.

On March 9, 2000, a purported class action lawsuit was filed in the Circuit Court for Baltimore City, Maryland by an individual who purports to represent certain shareholders of the Company against the Company, each of its Directors, and Rosemore, Inc. MAIDEN V. CROWN CENTRAL PETROLEUM CORPORATION, ET AL. #24-C-00-001238 (Circuit Court for Baltimore City, Maryland). The Complaint alleges that the defendants breached their fiduciary duty to the Company's shareholders in connection with a merger proposal made by Rosemore, Inc. The case seeks declaratory and injunctive relief or, alternatively, compensatory and/or
"rescissory" damages. The Company expects to defend and indemnify the defendants to the extent permitted by law and the Company's charter and by-laws. There have been no proceedings in the case thus far.

A review of the ALLMAN, BURRELL, CRYE, KNOX and MAIDEN cases suggests that the Company, and in the KNOX and MAIDEN cases the individual defendants, have meritorious defenses. The Company intends to vigorously defend these cases and, in the opinion of management, the eventual outcome of any of these cases is not expected to have a material adverse effect on the Company.

On January 8, 1999, five named plaintiffs filed a purported class action lawsuit against the Company and 12 other named defendants in Superior Court for New Hanover County, NC, claiming that the defendants are liable for damages caused by MTBE contamination of groundwater. Atlas Alan Maynard, III, et al. vs. Amerada Hess Corporation et al., 99-CV-00068, Superior Court of New Hanover County, North Carolina. MTBE is a gasoline additive that is used by the petroleum industry principally to formulate gasolines that comply with the federal Clean Air Act Amendments of 1990.
 The plaintiffs seek to certify two sub-classes - all owners of drinking water wells in the state who wish to have their wells tested at the defendants' expense and all owners of such wells which are contaminated by certain levels of MTBE. On January 20, 2000, the Court held hearings on the plaintiffs' motion for class certification and the defendants' motions to dismiss. The Court has not issued a ruling on those motions but has ordered the parties to participate in nonbinding mediation.

In February 1998, the Company and thirteen other companies, including several major oil companies, were sued on behalf of the United States Environmental Protection Agency (EPA) and the Texas Natural Resource Conservation Commission (TNRCC) under the Comprehensive Environmental Response Compensation, and Liability Act of 1980 (the "Superfund Statute") to recover the costs of removal and remediation at the Sikes Disposal Pits Site (the "Sikes Site") in Harris County, Texas. The Company does not believe that it sent any waste material to the Sikes Site or that there is any credible evidence to support the government's claim that it did so. In fact, the Company has developed considerable evidence to support its position that it should not have been named as a Potentially Responsible Party ("PRP"). The EPA and TNRCC allege that they incurred costs in excess of $125 million in completing the remediation at the Sikes Site, and they seek to recover these costs plus interest. Since the Superfund Statute permits joint and several liability and any PRP is theoretically at risk for the entire judgment, the Company intends to vigorously defend this action. Based upon the information currently available, the Company expects that it will eventually prevail in this matter. In addition, the Company has been named by the EPA and by several state environmental agencies as a PRP at various other federal and state Superfund sites. The Company's exposure in these matters has either been resolved, is properly reserved or is de minimis and is not expected to have a material adverse effect on the Company.

On January 13, 2000, the Company received a Notice of Enforcement (NOE) from the TNRCC regarding alleged state and federal air quality violations, some of which include sulfur exceedances, arising out of a June and July 1999 state inspection. The Company believes it has valid legal defenses to the majority of the alleged violations and in any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

During the first quarter of 2000, the Company received notice from the United States Department of Justice that the government is again considering filing a civil action against the Company for the alleged sulfur violations already addressed by an August 31, 1998 TNRCC Agreed Order and for additional alleged violations not covered by that Order. The Company does not believe that the government will prevail if it files such a complaint as the Company already has paid a $1.05 million fine for most of the sulfur violations. Additionally, the Company believes it has valid defenses to the other alleged violations, that the alleged violations are DE MINIMIS in nature, or that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

In May 1999, the Company received a notice that the United States Department of Justice planned to bring a civil action against the Company for a Clean Water Act violation arising out of a June 1998 oil spill at a Wyoming exploration and production property. The Company has shut-in all of the wells on the Wyoming leases and no longer operates those properties. The Department of Justice demanded payment of a penalty in the amount of $262,000. The Company has been negotiating with the EPA and the Department of Justice. Environmental remediation of the leases is being completed and the Department of Justice has not yet filed suit.

On October 14, 1999, the Company received a notice of violation from the United States Environmental Protection Agency for alleged noncompliance in 1998 with Clean Air Act reformulated gasoline specifications at the Company's Newington and Richmond, Virginia terminals. EPA proposed a penalty of $282,600. The Company believes the allegations have little or no merit and is vigorously defending this enforcement action.

The foregoing environmental proceedings are not of material importance to Crown's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings.

The Company's collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers Union ("PACE"), formerly the
Oil Chemical & Atomic Workers Union covering employees at the Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations, on February 5, 1996 the Company implemented a lock out of employees in the collective bargaining unit at the Pasadena facility. PACE subsequently filed a number of unfair labor practice charges with the National Labor Relations Board ("NLRB") and all of these charges have been dismissed by the NLRB.
 The lock out and negotiations on a new contract continue.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the last three months of the fiscal year covered by this report.




                   [This space intentionally left blank]

                              PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the American Stock Exchange under the ticker symbols CNP A and CNP B.


COMMON STOCK MARKET PRICES AND CASH DIVIDENDS

                                  1999               1998
                                Sales Price       Sales Price
                               High      Low      High      Low
                              ------   -------   ------   -------
CLASS A COMMON STOCK
  First Quarter               $ 9      $ 7 1/16  $ 22    $ 18 1/4
  Second Quarter               12 1/8    7 1/4     19      12 1/2
  Third Quarter                12        6         13 1/16  9
  Fourth Quarter                8 5/8    4 3/4     10 1/4   7 1/16

        Yearly                 12 1/8    4 3/4     22       7 1/16


CLASS B COMMON STOCK
  First Quarter               $ 9      $ 6 7/8   $ 20 3/4 $ 18
  Second Quarter               11 1/4    7 1/8     18 3/4   11 3/4
  Third Quarter                11        6         13 1/16   9
  Fourth Quarter                7 1/4    4 9/16    10 7/16   6 3/4

        Yearly                 11 1/4    4 9/16    20 3/4    6 3/4


The payment of cash dividends is dependent upon future earnings, capital requirements, overall financial condition and restrictions as described in Note C of the Notes to Consolidated Financial Statements on page 26 of this report. There were no cash dividends declared on common stock in 1999 or 1998.

The number of shareholders of the Company's common stock based on the number of record holders on December 31, 1999 was:

     Class A Common Stock           502
     Class B Common Stock           563


TRANSFER AGENT & REGISTRAR
Boston EquiServe
Boston, Massachusetts

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for the five years ended December 31, 1999 should be read in conjunction with the Consolidated Financial Statements.





                         1999         1998        1997      1996       1995
                       ----------  ---------- ---------- ---------- ----------
                           (Thousands of dollars except per share amounts)
Sales and operating
  revenues             $1,270,181  $1,264,317 $1,609,083 $1,641,875 $1,456,990
(Loss) income
  before extraordinary
  item                    (30,026)    (29,380)    19,235     (2,767)   (67,367)
Extraordinary item                                                      (3,257)
Net (loss) income         (30,026)    (29,380)    19,235     (2,767)   (70,624)
Total assets              523,108     518,010    597,394    566,955    579,257
Long-term debt            129,180     129,899    127,506    127,196    128,506


PER SHARE DATA - BASIC:
(Loss) income
  before extraordinary
  item                      (3.04)      (2.99)      1.97       (.28)     (6.95)
Net (loss) income           (3.04)      (2.99)      1.97       (.28)     (7.28)

PER SHARE DATA -
  ASSUMING DILUTION:
(Loss) income before
  extraordinary item        (3.04)      (2.99)      1.94       (.28)     (6.95)
Net (loss) income           (3.04)      (2.99)      1.94       (.28)     (7.28)



To conform to the 1999 and 1998 presentation, Sales and operating revenues for the years ended December 31, 1997, 1996, and 1995, respectively, have been restated. These restatements had no effect on the Net income (loss) and the Net income (loss) per share amounts previously reported. See Note A to the accompanying financial statements.

To conform to the 1999 presentation, Total assets at December 31, 1998, 1997, 1996, and 1995, respectively, have been restated. See Note A to the accompanying financial statements.

The net loss in 1998 included a $7.1 million reserve to reflect the decline in inventory values of crude oil and petroleum products when valuing inventories at the lower of cost of market. Due to the increase in refined products prices, the reserve of $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at lower of cost or market was recovered during the first quarter of 1999.

The extraordinary loss recorded in the first quarter of 1995 resulted from the early retirement of the remaining principal balance of the Company's 10.42% Senior Notes with the proceeds from the sale of $125 million of Unsecured Senior Notes due February 1, 2005.

The net loss in 1995 was increased by a pre-tax write-down of certain refinery assets of $80.5 million in the fourth quarter relating to the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

There were no cash dividends declared in 1999, 1998, 1997, 1996 or 1995.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated sales and operating revenues increased 0.5% for the year ended December 31, 1999 compared to a decrease of 21.4% for the year ended December 31, 1998. The 1999 increase was primarily attributable to a 21.9% increase in the average sales price per gallon of petroleum products and an increase in merchandise sales of $1.2 million or 3.4%. These increases were partially offset by a 17.8% decrease in volumes of refined petroleum products sold. The 1999 decreases in sales volumes are primarily due to the Company's crude oil based processing agreement executed in the fourth quarter of 1998 with Statoil Marketing and Trading
(US) Inc. (Statoil), discussed below (Processing Agreement). The Company processes an average of 35,000 barrels per day (bpd) of crude oil supplied and owned by Statoil and returns to Statoil an average of 35,000 bpd of refined petroleum products, which effectively decreased the Company's refined products available for sale. Excluding the effects of the Processing Agreement, sales volumes for the year ended December 31, 1999 increased 0.3% compared to the year ended December 31, 1998. Merchandise sales increased primarily due to the increases in the selling price of tobacco-related products, beer and wine. The decrease in sales and operating revenues in 1998 was primarily due to a 25.2% decrease in the average unit selling price of petroleum products offset by a 2.5% increase in petroleum product sales volumes and an $8.7 million or 8.4% increase in merchandise sales.

Gasoline sales accounted for 57.7% of total 1999 revenues, while distillates and merchandise sales represented 26.5% and 9.8%, respectively. This compares to a dollar mix from sales of 56.2% gasoline, 27.0% distillates and 8.9% merchandise in 1998; and 55.4% gasoline, 28.9% distillates and 6.4% merchandise in 1997.

The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated Sales and operating revenues during the last three years:


SALES OF PRINCIPAL PRODUCTS
MILLIONS OF DOLLARS             1999       1998     1997
                               ------     ------   ------
     Gasoline                  $732.6     $711.1   $892.2
     No. 2 Fuel & Diesel        295.4      315.9    419.4


Consolidated costs and operating expenses increased 0.8% in 1999 compared to a decrease of 19.5% in 1998. The 1999 increase was due primarily to the increased cost of petroleum products offset by the 17.8% decrease in refining sales volumes, as previously discussed. The Company utilizes the last-in, first-out (LIFO) method to value inventory resulting in a better matching of current revenues and costs. The impact of using LIFO as compared with using the first-in first-out method to value inventory was to increase the Company's costs and operating expenses by approximately $53.1 million in 1999 while decreasing costs and operating expenses by $24.8 million in 1998. There was a increase in the 1999 average consumed cost per barrel of crude oil and feedstocks of 25.9% compared to a decrease of 29.9% in 1998. The increase in 1999 Costs and operating expenses was partially offset by a recovery of the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products of approximately $7.1 million . The $7.1 million lower of cost or market reserve was recovered in the first quarter of 1999 due to increases in market values of refined product prices during the period. The 1998 decrease was primarily attributable to the decrease in the price of crude oil partially offset by a slight increase in sales volumes and the recording of the $7.1 million lower of cost or market reserve, previously discussed. The average consumed cost per barrel includes only those costs directly associated with the purchase and processing of crude oil and feedstocks. Accordingly, refinery operating expenses are not included in the average consumed cost per barrel of crude oil and feedstocks.

Consolidated costs and operating expenses in 1999, 1998, and 1997 include $10.0 million, $2.6 million, and $.8 million, respectively, of litigation costs. Additionally, 1999 and 1998 expenses include reductions of $2.1 million and $2.9 million, respectively, related to favorable resolution of certain litigation and insurance claims. Also included in the 1997 expenses is $1.7 million relating to the closure or sale of several marketing terminal locations and certain other corporate strategic initiatives.

The Company's results of operations were significantly affected by its use of the LIFO method to value inventory, which in a period of rising prices, decreased the Company's gross margin by $53.1 million in 1999, whereas the Company's gross margin increased $24.8 million in 1998 when prices were falling. Increases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide increases in the prices of these products, which prevailed for most of the year. West Texas Intermediate (WTI) crude oil prices increased from a low of $12.14 per barrel at the beginning of the year to $25.69 per barrel by the end of the year. These crude oil price increases significantly impacted the LIFO inventory provision in 1999 as previously discussed.

On October 15, 1998, the Company executed a Processing Agreement with Statoil whereby the Company processes a monthly average of 35,000 barrels per day of crude oil owned and supplied by Statoil at the Company's Pasadena, Texas refinery. The Company receives a specified fee per barrel processed and returns to Statoil a specified mix of finished petroleum products. This Processing Agreement is scheduled to expire on October 14, 2000.

The Company utilizes the last-in, first-out (LIFO) method to value its inventory. The LIFO method attempts to achieve a better matching of costs to revenues by including the most recent costs of products in Costs and operating expenses. The impact of the Company's use of the LIFO method was to decrease the Company's gross margin over what it would have been had the first-in, first-out (FIFO) method of inventory valuation been utilized in 1999 by $1.03 per barrel ($53.1 million) while increasing the Company's gross margin by $.44 per barrel ($24.8 million) and $.51 per barrel ($27.3 million), respectively, in 1998 and 1997. The LIFO impact for 1999 and 1998 is net of the $14.3 million and $0.5 million decreases in gross margin attributable to lower inventory levels resulting from the liquidation of LIFO layers, which were carried at higher costs prevailing in prior years. There was no LIFO layer liquidation in 1997.

Selling expenses increased 0.4% in 1999 and 11.9% in 1998. The 1999 increase is principally due to increases in labor and maintenance costs at the Company's retail sites. Additionally, prior year selling expenses were reduced by environmental refunds received. No such refunds were received in 1999. The 1998 increase was primarily due to increases in store level operating expenses and marketing support costs attributable to the 2.1% increase in the number of retail operating units and increases in labor rates, advertising and maintenance costs. These increases were partially offset by the environmental refunds previously mentioned.

Administrative expenses decreased 6.1% in 1999 compared to 1998 and increased 9.0% in 1998 compared to 1997. The decrease in 1999 is due primarily to a decrease in labor costs as a result of the completion of the company-wide business process reengineering project which included a company-wide computer system upgrade which added year 2000 capability to the Company's computer systems. The 1998 increase was primarily due to increases in expenses associated with the company-wide business process reengineering project previously mentioned.

Depreciation and amortization increased 8.8% in 1999 compared to 1998 and 7.6% in 1998 compared to 1997. The 1999 increases were primarily attributable to the increases in the depreciable base of the Company's computer systems as a result of the company-wide information systems upgrade completed in 1999. The 1998 increases were primarily attributable to the amortization of refinery deferred turnaround expenses related to the turnarounds performed in the second and fourth quarters of 1997 and in the first quarter of 1998. Additionally, there were increases in amortization related to the systems development and associated company-wide information system upgrades in 1998.

Sales, abandonments and write-downs of property, plant and equipment increased $6.8 million in 1999. This increase is due primarily to the sale of certain non-strategic operating retail locations near Atlanta, Georgia. Sales, abandonments and write-downs of property, plant and equipment for 1998 were comparable to 1997.

Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of Property, Plant and Equipment, and LIFO inventory adjustments (EBITDAAL), which measures the Company's cash flow from operations on a FIFO inventory basis increased dramatically from a cash flow deficit of $24.6 million in 1998 to a positive cash flow of $52.8 million in 1999. The increase principally reflects improved industry margins and the Company's demonstrated performance of realizing available industry margins. The Company used this increase in EBITDAAL primarily to fund increased working capital requirements attributable to the rise in crude oil and refined product prices during 1999. EBITDAAL decreased in 1998 from a positive $47.5 million in 1997 primarily due to poor industry-wide margins that prevailed during the year.

REFINING RESULTS OF OPERATIONS

Refining sales and operating revenues decreased from $831.1 million in 1998 to $806.3 million in 1999. The decrease in 1999 is due primarily to the decrease in sales volumes resulting from the Company's crude oil based processing agreement executed in the fourth quarter of 1998 offset by an increase in average selling price of refined products per barrel. If the crude oil processed under the Processing Agreement had been sold at the market price of the refined products returned to Statoil, refining sales and operating revenues for 1999 would have been approximately $225.0 million higher than those currently reported.

Refining gross margin before LIFO increased $77.6 million (88.6%) from $87.6 million in 1998 to $165.2 million in 1999. The 1998 refining gross margin before LIFO decreased $68.8 million (44.0%) from $156.4 million in 1997. The Company's use of the LIFO method to value its inventories had a significant impact on its refining gross margin. The effect of LIFO, in a period of rising prices, decreased the Company's refining gross margin by $53.1 million in 1999 and increased the Company's gross margin by $24.8 million in 1998 and $27.3 million in 1997 when prices were falling. Additionally, the refining margins in 1999 and 1998 were positively impacted by the liquidation of LIFO layers previously discussed.

Total refinery yields of distillates decreased slightly to approximately 42,800 barrels per day (bpd) (30.2%) in 1999 from 48,700 bpd (31.4%) in
1998 from 52,800 bpd (33.2%) in 1997 while total production of finished gasoline decreased to approximately 81,200 bpd (57.4%) from 87,500 bpd (56.5%) in 1998 from 89,000 bpd (56.5%) in 1997. Total refinery production was approximately 141,500 bpd in 1999, 155,000 bpd in 1998, and 159,000 bpd in 1997. These decreases in refinery production volumes and yields are due primarily to the planned reduction in refinery production volumes as a result of poor industry-wide refining margins during the periods. During these periods of low refining margins, the Company successfully optimized refining gross margin at reduced run levels. The 1999 Pasadena refining operations were also impacted significantly by weather related incidents in the second quarter. High winds damaged the main cooling tower, resulting in substantially reduced throughputs in May and an electrical storm in June damaged the FCC unit, resulting in a two week shut down.

Refining operating expenses decreased $1.8 million or 1.4% in 1999 and $2.2 million or 1.6% in 1998. Refining operating expenses were favorably impacted by cost reduction initiatives at the refineries resulting in a reduction in 1999 expenses when compared to 1998 of approximately $9.2 million. These savings were primarily driven by reductions in refinery operating supplies, professional fees and maintenance costs. The 1999 refinery operating cost savings were partially offset by an increase in legal expenses, primarily relating to various matters associated with the locked-out collective bargaining unit employees at the Pasadena refinery. The decrease in 1998 was primarily the result of a decrease in terminal and wholesale operating expenses.

EBITDAAL from refining operations decreased from a positive cash flow of $43.8 million in 1997 to a cash flow deficit of $24.2 million in 1998 and increased in 1999 to a positive cash flow of $54.8 million. The trend in the Company's refining EBITDAAL mirrors the trend in the average industry-wide refining margins available during the three-year period. The average annual 30-day delayed industry-wide refining margin decreased approximately 30% from 1997 to 1998 and increased approximately 60% from 1998 to 1999.

RETAIL RESULTS OF OPERATIONS

Retail sales and operating revenues increased from $434.3 million in 1998 to $465.3 million in 1999. Retail sales and operating revenues decreased in 1998 from $511.5 million in 1997. The 1999 increase is due primarily to increases in the retail prices of refined petroleum products, tobacco-related products and beer and wine while offset by a decrease in retail gasoline sales volumes due to increased competition and aggressive pricing strategies. The decrease in 1998 is due primarily to decreases in the retail prices of refined petroleum products and sales volumes offset by an increase in merchandise sales. Merchandise sales on a same store basis increased 6.8% in 1999 and 6.6% in 1998. The merchandise sales increases are primarily due to the increases in the selling prices of tobacco-related products, beer and wine.

The Company's retail gasoline gross margin decreased from $.106 per gallon in 1998 to $.092 per gallon in 1999. The retail gasoline margin increased in 1998 by 9.2% from $.097 per gallon in 1997. The decrease in 1999 was primarily the result of retail price increases lagging behind the rapid run-up of wholesale gasoline prices during the year. Additionally, retail gasoline sales volumes in 1999 declined 4.6% compared to 1998. This decrease in volume is principally the result of a less competitive, margin focused pricing strategy coupled with increased competition. The 1998 increase in retail gasoline margins per gallon is primarily the result of declining wholesale prices throughout 1998 with prices at the pump declining at a slower rate. Petroleum product sales volumes in 1998 were comparable to 1997. The Company has not been able to attribute any specific decline in retail gasoline volumes to the orchestrated corporate campaign sponsored by the union. See the last paragraph of the Liquidity and Capital Resources section for further discussion. The Company's merchandise gross margin percentage increased slightly from 30.8% in 1998 to 31.7% in 1999. The merchandise gross margin percentage in 1998 decreased from 31.1% in 1997. Merchandise gross profit on a same store basis increased by 12.9% in 1999 and 4.4% in 1998. The increases in merchandise gross margin are a result of selective merchandise margin increases as previously discussed.

Retail operating expenses increased 4.3% in 1999 and 11.8% in 1998. The increase in retail operating expenses in 1999 was primarily due to increases in store salaries, wages and benefits and depreciation and amortization expenses offset by a decrease in promotional expenses. Additionally, retail operating expenses were positively impacted in 1998 by environmental refunds that were not available to the Company in 1999. The 1998 increase was primarily due to increases in store level operating expenses and marketing support costs attributable to the 2.1% increase in the number of retail operating units and increases in labor rates, advertising and maintenance costs. At December 31, 1999, the Company operated 249 retail gasoline facilities and 82 convenience stores compared to 267 retail gasoline facilities and 76 convenience stores at December 31, 1998 and 266 retail gasoline facilities and 70 convenience stores at December 31, 1997.

EBITDAAL from retail operations decreased from a $24.0 million in 1998 to a $16.8 million in 1999. EBITDAAL in 1998 decreased from $25.1 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents declined $2.0 million during 1999, as $17.8 million in cash flows used in investment activities and $11.4 million in net debt repayments offset $27.2 million in net cash provided by operating activities. The operating cash flow amount included the January 1999 receipt of the $12 million in restricted cash recorded as of December 31, 1998. This cash served as collateral for an outstanding letter of credit during the implementation period for the Company's new credit facility.

The Company generated net cash inflows from operating activities during 1999 of $27.2 million, primarily as a result of a $40.9 million cash generation from changes in assets and liabilities, including the receipt of restricted cash noted earlier. Rising raw material costs and product prices resulted in higher accounts receivable and pre-LIFO adjusted inventory balances, offset by a substantial increase in crude oil and refined products payables. The December 31, 1999 LIFO reserve reduced the Company's inventory balance by $55.8 million.

Net cash outflows from investment activities during 1999 consisted principally of capital expenditures of $25.9 million (with $11.4 million related to refining operations, $10.1 million for retail operations and $4.3 million related to corporate and other strategic projects) and $5.8 million for refinery deferred turnaround costs and $2.2 million in capitalized costs of software developed for the Company's own use. These outflows from investment activities were partially offset by proceeds from the sale of 14 non-strategic retail properties in Georgia, the sale of a majority-owned security monitoring company and the reduction of other long-term assets.

The cash used in financing activities during 1999 consisted of $11.4 million in net repayments of borrowings under the Secured Credit Facility and the repayment of long-term debt.

The ratio of current assets to current liabilities was .93 to 1 and 1.12 to 1, respectively, at December 31, 1999 and 1998. If FIFO values had been used for all inventories, the ratio of current assets to current liabilities would have been 1.20 to 1 and 1.14 to 1 at December 31, 1999 and 1998, respectively.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that significant capital investments will continue to be required over the next year to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $7.1 million as of December 31, 1999 and 1998 to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The $7.1 million liability includes accruals for issues extending beyond the year 2000.

Environmental liabilities are subject to considerable uncertainties which affect the Company's ability to estimate the ultimate cost of its remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required clean-up efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any environmental matters which would be reasonably expected to have a material adverse effect on the Company. See ITEM 3. LEGAL PROCEEDINGS on page 6 and Note I of the Notes to Consolidated Financial Statements on page 35 of this report.

During 2000, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $2.5 million and $0.5 million, respectively. Of these amounts, it is anticipated that $0.8 million for Pasadena and $0.1 million for Tyler will be of a capital nature, while $1.7 million and $0.4 million, respectively, has been budgeted for non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned for 2000 totaling approximately $3.1 million.

During 1998, the Company entered into an $80 million Loan and Security Agreement (Secured Credit Facility) to provide cash borrowings and letters of credit. The Secured Credit Facility, which has a three-year term beginning December 10, 1998 and is secured by certain current assets of the Company, is to be used for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants dealing with minimum levels of working capital and net worth.

During March 1999, the Company amended the Secured Credit Facility to provide up to $125 million of availability for cash borrowings and letters of credit. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral. As of December 31, 1999, such collateral, after reserves and the application of advance rates, was approximately $86.1 million. The remaining $50 million of availability, which is provided by a related party to the Company, is not subject to the limitation of eligible collateral.

As of December 31, 1999, there were $31.7 million of available commitments used for letters of credit and no cash borrowings outstanding pursuant to the Secured Credit Facility. The unused commitments under the terms of the Secured Credit Facility were $93.3 million of which $50 million was available for cash borrowings at year end. The Company pays a fee for unused commitments under the Secured Credit Facility.

At the Company's option, the 10 7/8% Senior Notes (Notes) may be redeemed at 105.42% of the principal amount beginning February 1, 2000 and thereafter at an annually declining premium over the principal amount until February 1, 2003, when no premium is required. The Notes were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt. As of December 31, 1999, the Indenture substantially restricted the Company's ability to borrow outside of the Secured Credit Facility. The Notes have no sinking fund requirements.

The Purchase Money Liens outstanding as of December 31, 1999, represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Purchase Money Liens are secured by assets having a cost basis of $7.1 million and $14.4 million at December 31, 1999 and 1998, respectively. The scheduled repayment of one of the Purchase Money Lien obligations in January 1999 resulted in the release of assets with a cost basis of approximately $6.5 million from security. The remaining principal balance is payable monthly through May 2004.

During the first quarter of 2000, the Company negotiated agreements with Rosemore whereby Rosemore will provide up to $66 million in performance guarantees relative to the Company's purchase of crude oil, feedstock and other petroleum products and up to $10 million in cash borrowing availability. Rosemore will be compensated at competitive rates for its performance guarantees and cash borrowing availability.

The Company's management is involved in a continual process of evaluating growth opportunities in its core business as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 2000 are projected to approximate $34 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including the Secured Credit Facility, or a successor agreement, will be sufficient over the next year to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one-year periods upon agreement between the Company and the agent of the facility. Any major acquisition or other substantial expenditure would likely require a combination of additional debt and equity.

The Company places its temporary cash investments in high credit quality financial instruments, which comply with the requirements contained in the Company's financing agreements. These securities mature within 90 days and, therefore, bear minimal interest rate risk. The Company has not experienced any losses on these investments.

The Company faces intense competition in all of the business areas in which it operates. Many of the Company's competitors are substantially larger and, therefore, the Company's earnings can be affected by the marketing and pricing policies of its competitors, as well as changes in raw material costs.

Merchandise sales and operating revenues from the Company's convenience stores are seasonal in nature, generally producing higher sales and earnings in the summer months than at other times of the year. Gasoline sales, both at the Crown multi-pump stations and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues may vary during the year. This seasonality does not, however, negatively impact the Company's overall ability to sell its refined products.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $2 million.

The Company has disclosed in ITEM 3.  LEGAL PROCEEDINGS on page 6 and in
Note I of the Notes to Consolidated Financial Statements on page 35 of this report, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in
ITEM 3. LEGAL PROCEEDINGS on page 6 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations and also as a result of its unsatisfactory status of the negotiations, on February 5, 1996, the Company invoked a lock out of employees in the collective bargaining unit at the Pasadena facility. The Company has been operating the Pasadena refinery without interruption since the lock out and intends to continue full operations in this manner, until an agreement is reached with the collective bargaining unit.


EFFECTS OF INFLATION AND CHANGING PRICES

The Company's Consolidated Financial Statements were prepared using the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the dollar. In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs. As a result, depreciation would be greater if it were based on current replacement costs. However, since the replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits and mitigating increased depreciation and operating costs.

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

The following table estimates the sensitivity of the Company's income before taxes to price changes which impact its refining and retail margins based on a representative production rate for the Refineries (net of the Statoil contract which provides a fixed margin) and a representative amount of total gasoline sold at the Company's retail units:


     EARNINGS SENSITIVITY    CHANGE    ANNUAL IMPACT
     --------------------    ------    -------------

     Refining margin        $0.10/bbl   $3.9 million
     Retail margin          $0.01/gal   $5.0 million


Based on December 31, 1999 crude oil and refined products market prices (market prices), the Company's outstanding derivative commodity instruments held at December 31, 1999 are anticipated to result in a decrease in future earnings of approximately $4.2 million. If market prices were to increase by 10%, the anticipated decrease in future earnings would approximate $1.6 million. Similarly, if market prices were to decrease by 10%, the anticipated decrease in futures earnings would approximate $6.7 million.

Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. As such, changes in these floating interest rates could significantly impact the level of earnings in future periods.

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

During 1999, the Company engaged Credit Suisse First Boston (CSFB) to act as financial advisor. CSFB is providing the Company with financial advice and assistance in evaluating strategic alternatives to maximize the Company's assets in both the refining and retail businesses. The primary objective is to assure that Crown pursues those opportunities which best enhance shareholder value. CSFB is actively engaged in the project and meets regularly with the Company's Board of Directors. On March 6, 2000, the Company received a letter from Rosemore, Inc. (Rosemore), a Maryland corporation that owns approximately 49% of the Company's outstanding Class A common stock and 11% of the Class B common stock, proposing that Rosemore would acquire all of the outstanding common stock not owned by Rosemore for $8.35 per share, payable in cash. Rosemore is controlled by the family of Henry A. Rosenberg, Jr., the Company's Chairman, President and Chief Executive Officer. The Board of the Company established a committee of the its independent directors (the Independent Committee) to review all strategic alternatives. During the Independent Committee's consideration of Rosemore's offer, the Company received an offer from Apex Oil Company, Inc., (Apex Oil) on March 9, 2000 to acquire all of the outstanding common stock of the Company not owned by Apex Oil for $9.20 per share, payable in cash, subject to the satisfactory completion of certain terms and conditions. Apex Oil owns approximately 15% of the Company's outstanding Class A common stock and approximately 4% of Class B common stock. The Independent Committee, with the assistance of CSFB and outside counsel, is considering all offers received in the course of its review of strategic alternatives to enhance shareholder value. Both offers are currently scheduled to expire on April 17, 2000 unless either an offer is otherwise accepted or rejected prior to that date.

IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended $1.3 million to upgrade or replace its systems for year 2000 compliance. This amount does not include costs to replace or upgrade systems that were previously planned and not accelerated due to the year 2000 issue. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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


[This space intentionally left blank]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                              (thousands of dollars)

                                             December 31
                                        1999             1998
                                      --------        ---------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $ 12,447        $ 14,470
  Restricted cash                            -          12,000
  Accounts receivable, less allowance
    for doubtful accounts
    (1999--$552, 1998--$739)           104,332          60,227
  Recoverable income taxes                   -             616
  Inventories, net of LIFO reserves
    (1999 -- $55,813, 1998 -- $2,699)   69,195          80,104
  Other current assets                   1,428           1,411
                                      --------        --------
    TOTAL CURRENT ASSETS               187,402         168,828



INVESTMENTS AND DEFERRED CHARGES        21,666          28,634



PROPERTY, PLANT AND EQUIPMENT
  Land                                  46,650          48,651
  Petroleum refineries                 389,331         379,292
  Marketing facilities                 214,418         213,634
  Furniture and other equipment         40,024          42,687
                                      --------        --------
                                       690,423         684,263

    Less allowance for depreciation    376,383         363,716
                                      --------        --------
         NET PROPERTY, PLANT AND
            EQUIPMENT                  314,040         320,548
                                      --------        --------

                                      $523,108        $518,010
                                      ========        ========

[FN]

See notes to consolidated financial statements

                            CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                              (thousands of dollars)

                                                     December 31
                                                 1999           1998
                                               --------       ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable:
      Crude oil and refined products            $118,489      $ 48,466
      Other                                       22,307        36,750
   Accrued liabilities                            60,685        53,730
   Income tax payable                                413             -
   Borrowings Under Secured Credit Facility            -        10,000
   Current portion of long-term debt                 631         1,307
   TOTAL CURRENT LIABILITIES                     202,525       150,253

LONG-TERM DEBT                                   129,180       129,899

DEFERRED INCOME TAXES                              7,384        23,948

OTHER DEFERRED LIABILITIES                        34,718        35,137


COMMON STOCKHOLDERS' EQUITY
   Class A Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   4,817,394 in 1999and in 1998                   24,087        24,087

   Class B Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   5,253,862 in 1999 and 5,236,217 in 1998        26,269        26,181
   Additional paid-in capital                     91,154        91,466
   Unearned restricted stock                      (1,049)       (1,500)
   Retained Earnings                               8,840        38,539
                                                --------      --------
   TOTAL COMMON STOCKHOLDERS' EQUITY             149,301       178,773


                                                --------      --------
                                                $523,108      $518,010
                                                ========      ========




[FN]

See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                Crown Central Petroleum Corporation and Subsidiaries
                  (thousands of dollars, except per share amounts)



                                              Year Ended December 31
                                        1999            1998           1997
                                     ----------      ----------     ----------
REVENUES
   Sales and operating revenues      $1,270,181      $1,264,317     $1,609,083

OPERATING COSTS AND EXPENSES
   Costs and operating expenses       1,164,299       1,155,194      1,435,707
   Selling expenses                      87,431          87,121         77,864
   Administrative expenses               21,058          22,427         20,578
   Depreciation and amortization         36,995          34,017         31,623
   Sales, abandonments and write-down
    of property, plant and equipment     (7,181)           (408)           402
                                     ----------      ----------     ----------
                                      1,302,602       1,298,351      1,566,174
                                     ----------      ----------     ----------
OPERATING (LOSS) INCOME                 (32,421)        (34,034)        42,909
   Interest and other income              2,735           3,029          2,617
   Interest expense                     (15,015)        (14,740)       (14,168)
                                     ----------      ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES       (44,701)        (45,745)        31,358

INCOME TAX (BENEFIT) EXPENSE            (14,675)        (16,365)        12,123
                                     ----------      ----------     ----------

NET (LOSS) INCOME                    $  (30,026)     $  (29,380)    $   19,235
                                     ==========      ==========     ==========

EARNINGS PER COMMON SHARE:
   Net (Loss) Income                 $    (3.04)     $    (2.99)    $     1.97
                                     ==========      ==========     ==========


EARNINGS PER COMMON SHARE -
   ASSUMING DILUTION:
      Net (Loss) Income              $    (3.04)     $    (2.99)    $     1.94
                                     ==========      ==========     ==========


[FN]

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
      Crown Central Petroleum Corporation and Subsidiaries
       (thousands of dollars, except per share amounts)



                                                  Class A    Class B
                                                  Common     Common     Additional
                                       Total       Stock      Stock      Paid-In
                                       Shares      Amount     Amount     Capital
                                      ---------   --------   --------   ---------
BALANCE AT DECEMBER 31, 1996          9,983,180   $ 24,087   $ 25,829   $  91,817
Comprehensive income:
Net income for 1997
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $69

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     92,700                   464         736
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans              (81,700)                 (409)       (571)
Stock option exercises                   63,988                   320         557
Market value adjustments to
     Unearned Restricted Stock                                              2,120
Other                                                                          (4)
                                    -----------    -------    -------     -------
BALANCE AT DECEMBER 31, 1997         10,058,168     24,087     26,204      94,655
Comprehensive income:
Net (loss) for 1998
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $117

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     85,415                   427         645
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans             (114,140)                 (571)     (1,649)
Stock option exercises                   41,814                   209         387
Market value adjustments to
     Unearned Restricted Stock                                             (2,530)
Other                                   (17,646)                  (88)        (42)
                                    -----------    -------    -------     -------
BALANCE AT DECEMBER 31, 1998         10,053,611     24,087     26,181      91,466
Comprehensive income:
Net (loss) for 1999
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $175

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     40,200                   201         111
Stock released to participants of
     stock incentive plans                                                    227
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans              (22,555)                 (113)        (56)
Market value adjustments to
     Unearned Restricted Stock                                               (594)
                                    -----------    -------    -------     -------
BALANCE AT DECEMBER 31, 1999         10,071,256    $24,087    $26,269     $91,154
                                    ===========    =======    =======     =======



[FN]

See notes to consolidated financial statements

          Crown Central Petroleum Corporation and Subsidiaries
            (thousands of dollars, except per share amounts)



                                                             Accumulated
                                       Unearned                Other
                                      Restricted  Retained  Comprehensive
                                       Stock      Earnings     Income        Total
                                      ---------   --------   -----------   ---------
BALANCE AT DECEMBER 31, 1996          $  (2,951)  $ 48,582   $       11    $ 187,375
Comprehensive income:
Net income for 1997                                 19,235                    19,235
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $69                                                (128)        (128)
                                                                            --------
Comprehensive income                                                         (19,107)
                                                                            --------
Stock registered to
     Participants of stock
     Incentive plans                     (1,200)
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                  980
Stock option exercises                                                           877
Market value adjustments to
     Unearned Restricted Stock           (2,120)
Other                                                                             (4)
                                      ---------    -------      -------      -------
BALANCE AT DECEMBER 31, 1997             (5,291)    67,817         (117)     207,355
Comprehensive income:
Net (loss) for 1998                                (29,380)                  (29,380)
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $117                                                219          219
                                                                            --------
Comprehensive income                                                         (29,161)
                                                                            --------
Stock registered to
     Participants of stock
     Incentive plans                     (1,072)
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                2,220
Stock option exercises                                                           596
Market value adjustments to
     Unearned Restricted Stock            2,530
Other                                       113                                  (17)
                                      ---------    -------      -------     --------
BALANCE AT DECEMBER 31, 1998             (1,500)    38,437          102      178,773
Comprehensive income:
Net (loss) for 1999                                (30,026)                  (30,026)
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $175                                                327          327
                                                                            --------
Comprehensive income                                                         (29,699)
                                                                            --------
Stock registered to
     Participants of stock
     Incentive plans                       (312)
Stock released to participants of
     stock incentive plans                                                       227
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                  169
Market value adjustments to
     Unearned Restricted Stock              594
                                      ---------    -------      -------     --------
BALANCE AT DECEMBER 31, 1999          $  (1,049)   $ 8,411      $   429     $149,301
                                      =========    =======      =======     ========

[FN]

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                           (thousands of dollars)


                                                           Year Ended December 31
                                                   1999            1998            1997
                                                ----------      ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                               $ (30,026)      $ (29,380)      $ 19,235
Reconciling items from net (loss)
  income to net
    Cash provided by operating activities:
    Depreciation and amortization                  36,995          34,017         31,623
     (Gain) loss on sales of property, plant
          and equipment                            (7,180)           (408)           402
     Gain on sale of equity investment             (1,224)              -              -
     Equity loss in unconsolidated subsidiaries       839           1,042            500
     Deferred income taxes                        (15,425)        (16,874)        10,310
     Other deferred items                           2,315           2,219         (1,446)
Changes in assets and liabilities
     Accounts receivable                          (44,105)         42,302         10,918
     Inventories                                   10,910          29,175        (43,275)
     Other current assets                             (18)            686         11,110
     Crude oil and refined products payable        70,023         (55,925)        (8,141)
     Other accounts payable                       (14,443)          9,420          4,905
     Accrued liabilities and other deferred
       liabilities                                  6,657           3,447          2,443
     Income tax payable                               413               -              -
     Recoverable and deferred income taxes           (522)            170          4,010
     Restricted cash                               12,000         (12,000)             -
     Deferred financing costs                           -          (6,430)             -
                                                 --------        --------       --------
          NET CASH PROVIDED BY OPERATING
             ACTIVITIES                            27,209           1,461         42,594
                                                 --------        --------       --------

CASH FLOWS FROM INVESTMENT ACTIVITIES
     Capital expenditures                         (25,922)        (36,161)       (31,924)
     Proceeds from sales of property,
       plant and equipment                         13,002             786          7,337
     Proceeds from sale of equity investment        1,224               -              -
     Investment in affiliates                           -             959            136
   Capitalization of software costs                (2,233)         (3,898)        (3,946)
     Deferred turnaround maintenance               (5,837)         (3,461)       (14,054)
     Net proceeds from long-term notes receivable     436             461            376
     Other credits (charges) to deferred assets     1,523          (2,030)           466
                                                 --------        --------       --------
          NET CASH (USED IN) INVESTMENT
             ACTIVITIES                           (17,807)        (43,344)       (41,609)
                                                 --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt and credit agreement
       borrowings                                 588,181          79,770         27,776
     Repayments of debt and credit agreement
       borrowings                                (599,606)        (67,600)       (27,378)
     Issuances of common stock                          -             597            877
     NET CASH PROVIDED BY (USED IN) FINANCING    --------        --------       --------
       ACTIVITIES                                 (11,425)         12,767          1,275
                                                 --------        --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                     (2,023)        (29,116)         2,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     14,470          43,586         41,326
                                                 --------        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 12,447        $ 14,470       $ 43,586
                                                 ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for:
          Interest (net of amount capitalized)   $ 16,086        $ 21,442       $ 13,232
          Income taxes                              1,671           1,328          2,746



[FN]

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crown Central Petroleum Corporation and Subsidiaries


NOTE A--DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in two business segments as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States and through a network of 331 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

Employment at the Company's Pasadena and Tyler refineries represent 11% and 7%, respectively, of the Company's total employment at December 31, 1999. Additionally, 60% of the Pasadena refinery employees and 72% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE), formerly the Oil Chemical & Atomic Workers Union, covering employees at the Pasadena refinery expired on February 1, 1996. The Pasadena refinery employees subject to the PACE agreement were locked out by the Company on February 5, 1996. The Company has been operating the Pasadena refinery without interruption since the lock out and intends to continue full operations in this manner until an agreement is reached with the collective bargaining unit. Negotiations for a new agreement are ongoing.

The Company has a contract to process 35,000 barrels per day of crude oil into refined product for one customer at its Pasadena refinery. The customer retains ownership of the crude oil and the refined products. The Company receives a fixed processing fee per barrel. This current contract runs through October 14, 2000.

Locot Corporation, a wholly-owned subsidiary of the Company, is the parent company of La Gloria Oil and Gas Company (La Gloria) which owns and operates the Tyler refinery, product terminals located along the Texas Eastern Products Pipeline system and through a subsidiary, a pipeline gathering system in Texas.

F Z Corporation, a wholly owned subsidiary of the Company, is the parent company of Fast Fare, Inc., which operates two convenience store chains in six states, retailing both merchandise and gasoline.

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

Depreciation of property, plant and equipment was approximately
$26,386,000, $24,288,000 and $24,307,000 in the years ended December
31, 1999, 1998 and 1997, respectively.

SOFTWARE CAPITALIZATION: Costs of developing and implementing software designed for the Company's own use are capitalized in Property, Plant and Equipment as incurred. Amortization is provided using the straight-line method over the estimated remaining useful lives of the related software.

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

SALES AND OPERATING REVENUES: Resales of crude oil are recorded net of the related crude oil cost (first-in, first-out) in sales and operating revenues. Revenues are recognized net of excise and other taxes when products are sold, delivered and collectibility is reasonably assured.

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

DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses futures, forwards, and exchange traded options to manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the value of inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. These instruments generally allow for settlement at the end of their term in either cash or product.

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

CREDIT RISK - Because the Company has a large and diverse customer base with no single customer accounting for a significant percentage of accounts receivable, there was no material concentration of credit risk in these accounts at December 31, 1999. The Company evaluates the credit worthiness of counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

STOCK BASED COMPENSATION - The Company has adopted the disclosure provisions prescribed by SFAS 123 which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 while providing pro-forma disclosures of net income and earnings per share calculated using the fair value based method.

RECLASSIFICATIONS - To conform to the 1999 presentation, the Consolidated Statements of Operations for the year ended December 31, 1997 has been restated. Service station rental income and certain other retail marketing recoveries, which had previously been reported as a reduction of Selling and administrative expenses, have been reclassified and are now reported as components of Sales and operating revenues, and Costs and operating expenses, respectively. Additionally, beginning with the three months ended March 31, 1998, the Company began reporting Selling expenses and Administrative expenses as separate amounts in the Consolidated Condensed Statements of Operations. Selling and administrative expenses as originally reported in the Company's Form 10-K for the year ending December 31, 1997 has been restated to reflect this change. These reclassifications had no effect on the net income or net income per share amounts as originally reported.

To conform to the 1999 presentation, certain Consolidated Balance
Sheet amounts at December 31, 1998 have been reclassified.

RECENTLY ISSUED PRONOUNCEMENTS - In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of the year 2001. We are assessing the impact SFAS No. 133 will have on our Consolidated Financial Statements.

NOTE B--INVENTORIES

Inventories consist of the following:


                                                December 31
                                              1999       1998
                                            --------   --------
                                            (thousands of dollars)
Crude oil                                   $ 32,390   $ 26,489
Refined products                              75,926     39,776
                                            --------   --------
   Total inventories at FIFO
     (approximates current cost)             108,316     66,265
LIFO allowance net of lower of
  cost or market reserve                     (53,006)      (184)
                                            --------   --------
     Total crude oil and refined products     55,310     66,081
                                            --------   --------

Merchandise inventory at FIFO
     (approximates current cost)               7,943      7,950
LIFO allowance                                (2,807)    (2,515)
                                            --------   --------
     Total merchandise                         5,136      5,435
                                            --------   --------

Materials and supplies inventory at FIFO       8,749      8,588
                                            --------   --------
     TOTAL INVENTORY                        $ 69,195   $ 80,104
                                            ========   ========

As a result of a reduction in LIFO inventory quantities, the net loss for 1999 was decreased by approximately $9.3 million ($0.94 per share) and the net loss for 1998 was increased by approximately $0.5 million ($.05 per share). Due to the increase in refined products prices, the reserve of approximately $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at lower of cost or market was recovered during the first quarter of 1999 and no such reserve was required for inventories at December 31, 1999.

NOTE C--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:


                                               December 31
                                          1999             1998
                                        --------         --------
                                          (thousands of dollars)
Unsecured 10 7/8% Senior Notes          $124,841         $124,810
Purchase Money Liens                       4,835            6,159
Other obligations                            135              237
                                        --------         --------
                                         129,811          131,206

Less current portion                         631            1,307
                                        --------         --------
     Long-Term Debt                     $129,180         $129,899
                                        ========         ========

The aggregate maturities of long-term debt through 2004 are as follows (in thousands):
2000 - $631; 2001 - $623; 2002 - $599; 2003 - $722; 2004 - $2,394.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt. The Indenture also included a provision limiting liens unless the Note holders were directly secured, equally and ratably, with any other holder of an obligation secured by a lien.

Effective as of December 10, 1998, the Company entered into an $80 million Secured Credit Facility (Secured Credit Facility) to provide cash borrowings and letters of credit. The Secured Credit Facility, which has a three-year term and is secured by certain current assets of the Company, is to be used for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants regarding minimum levels of working capital and net worth. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Additionally, the Company pays a fee for unused commitments.

During March 1999, the Company amended the Secured Credit Facility to provide up to $125 million of availability for cash borrowings and letters of credit. Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral. The remaining $50 million of availability, which is provided by a related party to the Company, is not subject to the limitation of eligible collateral. As of December 31, 1999, eligible collateral, after reserves and the application of advance rates, was approximately $86.1 million.

As of December 31, 1999, $31.7 million in available commitments had been used for letters of credit and there were no cash borrowings outstanding pursuant to the Secured Credit Facility. Cash borrowings and letters of credits outstanding at December 31, 1998 were $10 million and $13.2 million, respectively. As of December 31, 1999, the unused commitments under the terms of the Secured Credit Facility were $93.3 million, of which $50 million can be borrowed in cash.

The costs associated with obtaining the Secured Credit Facility and amending the Indenture in 1998 were $5.9 million. These costs were capitalized and are being amortized over the life of the Secured Credit Facility or the remaining term of the Indenture, as applicable. Such amortization is included as a component of interest expense.

The Purchase Money Liens outstanding as of December 31, 1999, represent loans to finance land and buildings for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Purchase Money Liens are secured by assets having a cost basis of $7.1 million and $14.4 million at December 31, 1999 and 1998, respectively. The scheduled repayment of one of the Purchase Money Lien obligations in January 1999 resulted in the release of assets with a cost basis of $6.5 million from security. The remaining principal balance is payable monthly through May 2004.

The following interest expense amounts are reflected on the Consolidated Statements of Operations:


                                     Year Ended December 31
                                    1999     1998       1997
                                  --------  --------  --------
                                      (thousands of dollars)
Total interest costs incurred    $ 17,212   $ 17,344  $ 16,330
Less: Capitalized interest          2,197      2,604     2,162
                                 --------   --------  --------
  INTEREST EXPENSE               $ 15,015   $ 14,740  $ 14,168
                                 ========   ========  ========



NOTE D--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $353,000 at December 31, 1999. Included in these hedging strategies are futures contracts maturing in January, February, and March 2000. The Company is using these contracts to defer the pricing of approximately 3.9% of its crude oil commitments for the aforementioned period.

NOTE E--INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                       1999       1998
                                     --------   --------
                                     (thousands of dollars)
Deferred tax liabilities:
  Depreciation and amortization     $(66,357)   $(65,240)
  Other                              (35,520)    (35,778)
                                    --------    --------
    Total deferred tax liabilities  (101,877)   (101,018)

Deferred tax assets:
  Post-retirement and pension
    obligations                       11,538      10,747
  Environmental, litigation and
    other accruals                     7,440       7,901
  Construction and inventory costs
    not currently deductible          11,351       2,457
  Benefit of future tax NOL
    carry forwards                    45,339      31,863
  Other                               18,825      24,103
                                   ---------   ---------
    Total deferred tax assets         94,493      77,071
                                   ---------   ---------

    NET DEFERRED TAX LIABILITIES   $  (7,384)  $ (23,947)
                                   =========   =========


No valuation allowance is considered necessary for the above deferred tax assets. The Company has tax credit carry-forwards of approximately $266,000 which expire in the years 2009 through 2019, an alternative minimum tax credit carry-forward of approximately $833,000 and net operating loss carry-forwards of approximately $116,520,000 which expire in the years 2009 through 2019.

Significant components of the income tax (benefit) provision for the years ended December 31 follows:

                                   1999         1998         1997
                                  -------      -------      -------
                                       (thousands of dollars)
Current:
 Federal                         $     -       $    -       $ 1,062
 State                                750          509          750
                                 --------      -------      -------
  Total Current                       750          509        1,812

Deferred:
 Federal                          (14,154)     (15,723)      10,062
 State                             (1,271)      (1,151)         249
                                 --------      -------      -------

  Total Deferred                  (15,425)     (16,874)      10,311
                                 --------      -------      -------

 INCOME TAX (BENEFIT) EXPENSE    $(14,675)    $(16,365)     $12,123
                                 ========     ========      =======


Current state tax provision includes $750,000 of franchise taxes for each of the years ended December 31, 1999, 1998 and 1997. In addition, the year ended December 31, 1998 includes a franchise tax refund of $241,000 from prior periods.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended December 31:


                                   1999         1998         1997
                                  -------      -------      -------
                                       (thousands of dollars)

Income tax (benefit) expense
  calculated at the statutory
  federal income tax rate        $(15,663)   $(16,011)     $10,975
Amortization of goodwill and
  purchase adjustment                 145         145          145
State taxes (net of federal
  benefit)                           (451)       (252)         650
Other                               1,294        (247)         353
                                 --------    --------      -------
 Income Tax (Benefit) Expense    $(14,675)   $(16,365)     $12,123
                                 ========    ========      =======


NOTE F--CAPITAL STOCK AND NET INCOME PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 199,825, 214,325 and 260,700 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at December 31, 1999, 1998 and 1997, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:


                                                            YEAR ENDED DECEMBER 31
                                                     -----------------------------------
                                                       1999        1998           1997
                                                     --------    --------       --------
                                                (dollars in thousands, except per share data)
(LOSS) INCOME APPLICABLE
  TO COMMON SHARES

Net (loss) income                                  $  (30,026) $   (29,380)  $   19,235
                                                   ==========  ===========   ==========

Common shares outstanding at January 1, 1999
 1998 and 1997, respectively                        10,053,611  10,058,168    9,983,180

Restricted shares held by the Company at January 1,
 1999, 1998 and 1997, respectively                    (214,325)   (260,700)    (249,700)

Weighted average effect of shares of common stock
 issued for stock option exercises                           -      35,237       18,531

Weighted average effect of PVRS shares of common stock
 released to Plan participants                          31,945           -            -
                                                   -----------  ----------   ----------


Weighted average number of common shares outstanding,
 as adjusted at December 31, 1999, 1998 and
 1997, respectively                                  9,871,231   9,832,705    9,752,011

Effect of Dilutive Securities:
 Employee stock options                                      -           -      113,060
 Restricted stock awards                                     -           -       33,833
                                                   -----------  ----------   ----------


Weighted average number of common shares outstanding,
 as adjusted at December 31, 1999, 1998 and
 1997, respectively - assuming dilution              9,871,231   9,832,705    9,898,904
                                                    ==========  ===========   ==========


EARNINGS PER SHARE:

Net (loss) income                                   $    (3.04)  $   (2.99)   $    1.97
                                                    ==========  ===========   ==========


EARNINGS PER SHARE - ASSUMING DILUTION:

Net (loss) income                                   $    (3.04)  $   (2.99)   $    1.94
                                                    ==========  ===========   ==========



At December 31, 1999, the Company had non-qualified stock options outstanding representing 1,032,372 potential common shares. Due to the net loss from operations for the years ended December 31, 1999 and 1998, the effect of dilutive securities under stock options and awards were excluded from the diluted earnings per share calculations.

On February 1, 2000, the Company adopted a one-year Shareholder Rights Plan in which rights to purchase its preferred stock will be distributed to holders of its common stock on February 15, 2000 to ensure that any strategic transaction undertaken by the Company will be one in which all stockholders can receive fair and equal treatment, and to guard against partial tender offers, open market accumulations and other abusive tactics that might result in unequal treatment of stockholders.

Under the Plan, the Company's Board of Directors has created two new classes of preferred stock, known as Series A and Series B Junior Participating Preferred stock. The Company has declared a dividend distribution of one preferred stock purchase right on each outstanding share of its common stock. Each right entitles stockholders to buy one one-thousandth of a share of preferred stock at an exercise price of $16.00, with the Company's Class A common stock receiving purchase rights for the Series A preferred stock and the Company's Class B common stock receiving purchase rights for the Series B preferred stock.

Generally, the rights become exercisable only if a person or group acquires a substantial block (i.e., 15% or more) of either class of common stock or announces a tender offer which may result in any person becoming the owner of a substantial block of either class. For persons currently owning in excess of 14% of any class, however, the rights plan "grandfathers" their current level of ownership (as indicated on such person's federal securities law filings) plus an additional 1% of that class.

Under the plan, the Company's Board of Directors can pre-approve a tender offer or other transaction which would otherwise trigger the plan. If a person acquires a substantial block of either class of the Company's common stock other than pursuant to an offer or transaction which has been pre-approved by the Board of Directors, each right then will entitle its holder to purchase a number of the Company's common shares having a market value at that time of twice the right's exercise price, except for the rights held by the person who acquired the substantial block of stock, which will become void and will not be exercisable to purchase shares at the bargain purchase price.

If, after a person has acquired a substantial block of the Company's common stock other than pursuant to an offer or transaction which has been pre-approved by the Board of Directors, the Company is acquired in a merger or other business combination transaction, each right (other than the rights held by the owner of the substantial block) will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price.

The rights plan permits the Company to redeem each purchase right at the option of the Board of Directors for $.001 per right or for one one-thousandth of a share of common stock, at any time before a person acquires a substantial block of either class of common stock. Until the rights become exercisable, no separate rights certificate will be issued to shareholders. Instead, the rights will be evidenced by the certificates for the Company's common stock. At the time the rights become exercisable, rights certificates will be distributed to holders of Crown's common stock. The plan will expire at the close of business on February 14, 2001. Due to the net loss from operations for the year ended December 31, 1999, the issuance of the preferred stock purchase rights has no impact on the dilutive earnings per share amount presented in the previous table.

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

PVRS awards are subject to minimum years of service requirements from the date of grant with earlier vesting possible subject to the attainment of performance goals. Additionally, PVRS awards are subject to certain other restrictions including the receipt of dividends and transfers of ownership. As of December 31, 1999, 199,825 shares of PVRS have been registered in the participants names and are being held by the Company subject to the attainment of the related performance goals or years of service. PVRS awards to employees who have left the Company are canceled. PVRS awards granted prior to 1996 whose related performance goals have not been achieved were forfeited.

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

Shares of Class B Common Stock available for issuance under options or awards amounted to 226,173 and 213,189 at December 31, 1999 and 1998, respectively.

Detail of the Company's stock options are as follows:

                                                Common       Price Range    Weighted Average Price
                                                Shares        Per Share           Per Share
                                              ----------    -------------         ----------

1994 LONG-TERM INCENTIVE PLAN
-----------------------------
 Outstanding - January 1, 1997                   484,556   $12.81 - $19.50          $14.69
                                              ==========

 Granted - 1997                                  166,600   $11.69                   $11.69
 Exercised - 1997                                 (4,963)  $12.81 - $16.13          $13.24
 Canceled - 1997                                  (4,536)  $12.81 - $17.06          $15.37
                                              ----------
 Outstanding - December 31, 1997                 641,657   $11.69 - $19.50          $13.92
                                              ==========
  Shares exercisable at December 31, 1997        310,142   $12.81 - $19.50          $14.66
                                              ==========

 Granted - 1998                                  165,915   $ 9.38 - $15.00          $14.92
 Exercised - 1998                                (29,942)  $12.81 - $17.69          $14.27
 Canceled - 1998                                 (37,982)  $11.69 - $17.69          $13.20
                                              ----------
 Outstanding - December 31, 1998                 739,648   $ 9.38 - $19.50          $14.17
                                              ==========
  Shares exercisable at December 31, 1998        509,559   $ 9.38 - $19.50          $14.20
                                              ==========

 Granted - 1999                                   68,600   $ 7.75                   $ 7.75
 Canceled - 1999                                 (74,610)  $ 7.75 - $17.69          $13.68
                                              ----------
 Outstanding - December 31, 1999                 733,638   $ 7.75 - $19.50          $13.62
                                              ==========
  Shares exercisable at December 31, 1999        557,713   $ 7.75 - $19.50          $14.20
                                              ==========



                                                Common       Price Range    Weighted Average Price
                                                Shares        Per Share           Per Share
                                              ----------    -------------         ----------

1995 MANAGEMENT STOCK OPTION PLAN
---------------------------------
 Outstanding - January 1, 1997                   430,480   $13.75 - $16.06          $13.77
                                              ==========

 Exercised - 1997                                (59,025)  $13.75                   $13.75
 Canceled - 1997                                 (32,704)  $13.75                   $13.75
                                              ----------
 Outstanding - December 31, 1997                 338,751   $13.75 - $16.06          $13.78
                                              ==========
  Shares exercisable at December 31, 1997        207,388   $13.75 - $16.06          $13.78
                                              ==========

 Exercised -1998                                 (11,872)  $13.75 - $16.06          $14.27
 Canceled - 1998                                  (1,500)  $13.75                   $13.75
                                              ----------
 Outstanding - December 31, 1998                 325,379   $13.75 - $16.06          $13.76
                                              ==========
   Shares exercisable at December 31, 1998       325,379   $13.75 - $16.06          $13.76
                                              ==========

 Canceled - 1999                                 (26,645)  $13.75 - $16.06          $13.87
                                              ----------
 Outstanding - December 31, 1999                 298,734   $13.75 - $16.06          $13.75
                                              ----------
   Shares exercisable at December 31, 1999       298,734   $13.75 - $16.06          $13.75
                                              ==========
Total outstanding - December 31, 1999          1,032,372   $ 7.75 - $19.50          $13.66
                                              ==========
Total exercisable - December 21, 1999            856,447   $ 7.75 - $19.50          $14.04
                                              ==========






The weighted average remaining life for options outstanding at December 31, 1999 was approximately seven years for the 1994 Long-Term Incentive Plan and approximately five years for the 1995 Management Stock Option Plan.

All options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. The weighted average fair value at the date of grant for options granted under the Long-Term Incentive Plan was $2.15, $3.57 and $2.31 for 1999, 1998 and 1997,
respectively. There were no grants under the Management Stock Option Plan in 1999, 1998, or 1997. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:


LONG-TERM INCENTIVE PLAN              1999        1998        1997
                                     ------      ------      ------

Expected life (years)                     3           3           3
Risk Free Interest Rate                5.50%       5.63%       5.67%
Volatility                             36.6%       27.5%       27.0%
Dividend Yield                          0.0%        0.0%        0.0%


The Company granted 40,200, 85,415 and 92,700 of shares of PVRS Awards during 1999, 1998 and 1997, respectively. The weighted average fair value at date of grant for PVRS Awards granted in 1999, 1998 and 1997 was $7.75, $14.94 and $11.69, respectively, which in each case represents the market value of the Company's Class B Common Stock at the date of grant.
 The amount of compensation expense recognized for PVRS Awards was not significant for 1999, 1998, or 1997.

Stock-based compensation costs would have increased the pretax loss by approximately $728,000 ($455,000 after tax or $.05 per basic and diluted share) for the year ended December 31, 1999, increased the pretax loss by approximately $864,000 ($540,000 after tax or $.05 per basic and diluted share) for the year ended December 31, 1998, and decreased the pretax income by approximately $1,610,000 ($1,007,000 after tax or $.10 per basic and diluted share) for the year ended December 31, 1997 had the fair values of options and the PVRS granted since 1996 been recognized as compensation expense on a straight line basis over the vesting period of the grant giving consideration to achievement of performance objectives where applicable. The pro-forma effect on net income for 1998 and 1997 is not representative of the pro-forma effect on net income in future years as it does not consider the pro-forma compensation expense related to grants made prior to 1996.

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

The following table sets forth the changes in the benefit obligation and plan assets of the Company's pension plans for the years ended December 31, 1999 and 1998, respectively:



                                                     December 31
                                                1999           1998
                                              ---------      ---------
                                               (thousands of dollars)
CHANGE IN PENSION PLANS' BENEFIT OBLIGATION

 Pension plans' benefit
  obligation - beginning of year              $ 141,701      $ 132,652

 Service cost                                     5,379          4,913
 Interest cost                                    9,711          8,882
 Benefits paid                                   (6,310)        (5,984)
 Administrative expenses                           (865)          (843)
 Actuarial (gain) or loss                       (17,830)         2,081
                                              ---------      ---------
 Pension plans' benefit
  obligation - end of year                      131,786        141,701
                                              ---------      ---------

CHANGE IN PENSION PLAN ASSETS

 Fair value of plan assets -
  beginning of year                             125,495        115,402

 Actual return on plan assets                    12,503         16,563
 Benefits paid                                   (5,973)        (5,627)
 Administrative expenses                           (865)          (843)
                                              ---------      ---------
 Fair value of plan assets -
  end of year                                   131,160        125,495
                                              ---------      ---------

RECONCILIATION OF FUNDED STATUS

 Funded status                                     (626)       (16,206)
 Unrecognized actuarial (gain) or loss          (13,902)         4,665
 Unrecognized net (asset) at transition            (433)          (471)
 Unrecognized prior service cost                   (743)          (794)
                                              ---------      ---------
 Net amounts recognized at end of year        $ (15,704)     $ (12,806)
                                              =========      =========



Amounts recognized in the Balance Sheets consist of:

                                            Year Ended December 31
                                               1999         1998
                                            ---------    ---------
                                            (thousands of dollars)
 Accrued pension liability                  $ (16,636)   $ (14,516)
 Intangible asset                                 726        1,001
 Accumulated other comprehensive income           206          709
                                            ---------    ---------

 Net amounts recognized at end of year      $ (15,704)   $ (12,806)
                                            =========    =========

 Other comprehensive income attributable
   to change in additional minimum
   liability recognition                    $    (503)   $    (336)
                                            =========    =========


Net periodic pension costs consist of the following components:



                                           Year Ended December 31
                                         1999       1998       1997
                                       -------    -------    -------
                                           (thousands of dollars)
Service cost - benefit earned
  during the year                      $ 5,379    $ 4,913    $ 4,500
Interest cost on projected
  benefit obligations                    9,711      8,882      8,787
Expected (return) on plan assets       (11,824)   (10,951)    (9,864)
Amortization of prior service cost         (51)       (51)        66
Recognized actuarial loss                   58         76         53
Amortization of transition (asset)
  obligation                               (38)       (38)       (38)
                                       -------    -------    -------
 Net periodic pension cost             $ 3,235    $ 2,831    $ 3,504
                                       =======    =======    =======


Assumptions used in the accounting for the defined benefit plans as of December 31 were:


                                        1999        1998       1997
                                       ------      ------     ------
Weighted average discount rates         8.00%       6.75%      7.00%
Rates of increase in compensation
  levels                                4.00%       4.00%      4.00%
Expected long-term rate of return
  on assets                             9.75%       9.75%      9.75%




The Company's defined benefit pension plans which cover only certain senior executives are unfunded plans. The projected benefit obligation and accumulated benefit obligation were $6,019,000 and $5,423,000, respectively, as of December 31, 1999, and $6,374,000 and $5,715,000, respectively, as of December 31, 1998.

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

The following table sets forth changes in the accrued cost of the Company's post-retirement benefit plans recognized in the Company's Balance Sheets:


                                              Year Ended December 31
                                                1999          1998
                                              ---------    ---------
                                              (thousands of dollars)
Accumulated post-retirement benefit
  obligation (APBO):
 Benefit obligation - beginning of year       $  16,359     $  12,624

 Service cost                                       429           390
 Interest cost                                    1,132         1,058
 Benefits and estimated administrative
   expenses paid                                 (1,036)       (1,112)
 Actuarial (gain) or loss                        (1,299)        3,399
                                              ---------     ---------
 Benefit obligation - end of year             $  15,585     $  16,359
                                              =========     =========

RECONCILIATION OF FUNDED STATUS

 Funded status                                $ (15,585)    $ (16,359)
 Unrecognized actuarial loss                      5,084         6,775
 Unrecognized prior service cost                   (803)         (921)
                                              ---------     ---------

 Net amount recognized at end of year         $ (11,304)    $ (10,505)
                                              =========     =========

Amounts recognized in the Balance Sheets consist of:

     Accrued benefit liability                $ (11,304)    $ (10,505)
                                              =========     =========


The weighted average discount rate used in determining the APBO was 8.00% in 1999, 6.75% in 1998, and 7.00% in 1997.

The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis.

Net periodic postretirement benefit costs include the following components:


                                       Year Ended December 31
                                       1999      1998     1997
                                      -------   -------   -------
                                          (thousands of dollars)
Service cost                          $   429   $   390   $   326
Interest cost on accumulated
   postretirement benefit obligation    1,132     1,058       859
Amortization of prior service cost       (118)     (118)     (118)
Recognized actuarial loss                 392       332       212
                                      -------   -------   -------
 Net periodic postretirement benefit
   cost                               $ 1,835   $ 1,662   $ 1,279
                                      =======   =======   =======


As a result of the expense cap implemented in 1998, no further increase in the cost of medical care has been assumed for years subsequent to 1998. The medical trend rate assumption affects the amounts reported. For example, a one-percentage-point change in the medical trend rate would have the following effects:


                                       1-Percentage-   1-Percentage-
                                       Point Increase  Point Decrease
                                       --------------  --------------
                                           (thousands of dollars)
Effect on total of service
  and interest cost components              $ 55          $ (45)
Effect on accumulated postretirement
  benefit obligation                         531           (457)


NOTE I--LITIGATION AND CONTINGENCIES

The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 1999. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, the eventual outcome of any such matter or group of related matters, in the opinion of management, is not expected to have a material adverse effect on the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that continuing capital investments will be required over the next several years to comply with existing regulations. The Company has recorded a liability of $7.1 million as of December 31, 1999 and 1998 relative to the estimated costs of environmental issues of a non-capital nature. The liability is not discounted, it is expected to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or as recoveries to offset this liability.

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

On January 13, 2000, the Company received a Notice of Enforcement (NOE) from the TNRCC regarding alleged state and federal air quality violations, some of which include sulfur exceedances, arising out of a June and July 1999 state inspection. The Company believes it has valid legal defenses to the majority of the alleged violations and in any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

During the first quarter of 2000, the Company received notice from the United States Department of Justice that the government is again considering filing a civil action against the Company for the alleged sulfur violations already addressed by an August 31, 1998 TNRCC Agreed Order and for additional alleged violations not covered by that Order. The Company does not believe that the government will prevail if it files such a complaint as the Company already has paid a $1.05 million fine for most of the sulfur violations. Additionally, the Company believes it has valid defenses to the other alleged violations, that the alleged violations are DE MINIMIS in nature, or that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

In May 1999, the Company received a notice that the United States Department of Justice planned to bring a civil action against the Company for a Clean Water Act violation arising out of a June 1998 oil spill at a Wyoming exploration and production property. The Company has shut-in all of the wells on the Wyoming leases and no longer operates those properties. The Department of Justice demanded payment of a penalty in the amount of $262,000. The Company has been negotiating with the EPA and the Department of Justice. Environmental remediation of the leases is being completed and the Department of Justice has not yet filed suit.

On October 14, 1999, the Company received a notice of violation from the United States Environmental Protection Agency for alleged noncompliance in 1998 with Clean Air Act reformulated gasoline specifications at the Company's Newington and Richmond, Virginia terminals. EPA proposed a penalty of $282,600. The Company believes the allegations have little or no merit and is vigorously defending this enforcement action.

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

NOTE J--NONCANCELLABLE LEASE COMMITMENTS

The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other
equipment and four to eight years for transportation equipment.   The
majority of service station properties have lease terms of 20 years. The average lease term for convenience stores is approximately 13 years. The Corporate Headquarters office lease expires on December 31, 2003.
Certain of these leases have renewal provisions.

Future minimum rental payments under noncancellable operating lease agreements as of December 31, 1999 are as follows (in thousands):


   2000                                   $ 11,997
   2001                                     10,583
   2002                                      8,990
   2003                                      7,661
   2004                                      6,658
   After  2004                              10,435
                                          --------
        Total Minimum Rental Payments     $ 56,324
                                          ========

Rental expense for the years ended December 31, 1999, 1998 and 1997 was $13,543,000, $13,426,000 and $12,927,000, respectively.

NOTE K--INVESTMENTS AND DEFERRED CHARGES

Investments and deferred charges consist of the following:


                                               December 31
                                           1999           1998
                                         --------       --------
                                          (thousands of dollars)
   Deferred turnarounds                  $ 10,738       $ 12,570
   Loan expense                             7,438          8,486
   Long-term notes receivable               1,518          1,955
   Goodwill                                   552            953
   Investments                                 15            929
   Intangible pension asset                   726            688
   Other                                      679          3,053
                                         --------       --------
       INVESTMENTS AND DEFERRED CHARGES  $ 21,666       $ 28,634
                                         ========       ========


Accumulated amortization of goodwill was $6,039,000 and $5,638,000 at December 31, 1999 and 1998, respectively.

NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers cash and cash equivalents, accounts receivable, investments in subsidiaries, long-term notes receivable, accounts payable and long-term debt to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 1999 and 1998 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-Term Debt at December 31, 1999 and 1998 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements. The fair value of its investments in subsidiaries is not determinable since these investments do not have quoted market prices.

The following summarizes the carrying amounts and related approximate fair values as of December 31, 1999 and 1998, respectively, of the Company's financial instruments whose carrying amounts do not equal its fair value:


                           December 31, 1999        December 31, 1998
                         Carrying  Approximate    Carrying  Approximate
                          Amount    Fair Value    Amount    Fair Value
                         --------   --------     --------   --------
                                    (thousands of dollars)
Assets

 Long-Term Notes
   Receivable            $   1,518  $   1,365    $   1,955  $   1,325

Liabilities

 Long-Term Debt          $ 129,180  $ 128,002    $ 129,899  $ 128,544


NOTE M--SEGMENT INFORMATION

The Company has two reportable segments: refinery operations and retail marketing. The Company's refinery operations segment consists of two high-conversion petroleum refineries and related wholesale distribution networks. One refinery is located in Pasadena, Texas and the other refinery is located in Tyler, Texas. The Pasadena and Tyler refining operations sell petroleum products directly to other oil companies, jobbers, and independent marketers. In addition, the Pasadena refining operation sells directly into the Gulf Coast spot market as well as to an independent network of dealer-operated retail units that sell Crown-branded petroleum products and to the Company's own retail segment. The Company's retail segment sells petroleum products and convenience store merchandise directly to retail customers.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies described in Note A of the Notes to Consolidated Financial Statements on page 24 of this Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the 1999 presentation.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.


YEAR ENDED DECEMBER 31, 1999:

                                    Refinery      Retail
                                   Operations    Marketing    Totals
                                   ----------    ---------   ----------
                                         (thousands of dollars)

Revenues from external customers   $ 806,274     $ 465,336   $1,271,610
Intersegment revenues                362,640                    362,640
Depreciation and amortization
   expense                            22,319        10,917       33,236
Operating (loss) income              (19,202)       11,809       (7,393)
Capital expenditures                  11,446        10,128       21,574
Total assets                         326,371       147,263      473,634




YEAR ENDED DECEMBER 31, 1998:

                                    Refinery      Retail
                                   Operations    Marketing    Totals
                                   ----------    ---------   ----------
                                         (thousands of dollars)

Revenues from external customers   $ 831,133     $ 434,349   $1,265,482
Intersegment revenues                349,997                    349,997
Depreciation and amortization
   expense                            22,303         9,419       31,722
Operating (loss) income              (20,090)       12,820       (7,270)
Capital expenditures                  12,408        21,458       33,866
Total assets                         302,829       146,579      449,408




YEAR ENDED DECEMBER 31, 1997:

                                   Refinery       Retail
                                  Operations     Marketing    Totals
                                  ----------     ---------   ----------
                                         (thousands of dollars)

Revenues from external customers  $1,097,327     $ 511,490   $1,608,817
Intersegment revenues                648,535                    648,535
Depreciation and amortization
   expense                            21,074         9,104       30,178
Operating (loss) income               49,361        17,319       66,680
Capital expenditures                   9,725        17,368       27,093
Total assets                         363,272       137,176      500,448


SALES AND OPERATING REVENUES RECONCILIATION:



                                     Year ended December 31
                                   1999         1998         1997
                               -----------  -----------  -----------
                                       (thousands of dollars)
Total external revenues
   for reportable segments     $ 1,271,610  $ 1,265,482  $ 1,608,817
Intersegment revenues for
   reportable segments             362,640      349,997      648,535
Other revenues                         107          231          898
Other adjustments                   (1,536)      (1,396)        (632)
Elimination of intersegment
   revenues                       (362,640)    (349,997)    (648,535)
                               -----------  -----------  -----------
 Sales and operating revenues  $ 1,270,181  $ 1,264,317  $ 1,609,083
                               ===========  ===========  ===========


Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.

Depreciation and amortization expense reconciliation:

                                           Year ended December 31
                                           1999    1998    1997
                                        --------  --------  --------
                                          (thousands of dollars)
Depreciation and amortization expense
for reportable segments                 $ 33,236  $ 31,722  $ 30,178
Other depreciation and amortization
  expense                                  3,759     2,295     1,445
                                        --------  --------  --------
 Depreciation and amortization expense  $ 36,995  $ 34,017  $ 31,623
                                        ========  ========  ========


Profit (loss) reconciliation:

                                            Year ended December 31
                                         1999      1998      1997
                                       --------  --------  --------
                                            (thousands of dollars)
Total (loss) income for reportable
  segments                             $ (7,393) $ (7,270) $ 66,680
Other income (loss)                         684     1,018    (1,852)
Unallocated amounts:
 Corporate (expenses)                   (23,432)  (27,091)  (21,988)
 Net interest (expense)                 (14,560)  (12,402)  (11,482)
                                       --------  --------  --------
  (Loss) income before income taxes    $(44,701) $(45,745) $ 31,358
                                       ========  ========  ========



Capital expenditures reconciliation:


                                            Year ended December 31
                                         1999      1998      1997
                                       --------  --------  --------
                                            (thousands of dollars)

Capital expenditures for
   reportable segments                 $ 21,574  $ 33,866  $ 27,093
Other capital expenditures                4,348     2,295     4,831
                                       --------  --------  --------
 Total capital expenditures            $ 25,922  $ 36,161  $ 31,924
                                       ========  ========  ========

Total assets reconciliation:


                                                 December 31
                                         1999       1998        1997
                                       --------   --------    --------
                                            (thousands of dollars)

Total assets for reportable segments  $  473,634  $  449,408  $ 500,448
Other assets                           1,681,376   1,068,875    927,689
Elimination of intercompany
  receivables                         (1,444,701)   (806,072)  (636,542)
Elimination of investment in
  consolidated subsidiaries             (187,201)   (194,201)  (194,201)
                                      ----------  ----------  ---------
 Total assets                         $  523,108  $  518,010  $ 597,394
                                      ==========  ==========  =========


Assets dedicated to a particular segment operation are included in that segment's total assets. Assets that benefit both segments or are considered corporate assets are not allocated.

Sales and operating revenues by major product:


                                     Year ended December 31
                                  1999        1998        1997
                               ----------  ----------  ----------
                                   (thousands of dollars)

Petroleum Products             $1,141,599  $1,140,153  $1,487,067
Convenience store merchandise
   and services                   118,888     112,441     103,679



The Company sells all of its products in the United States.

NOTE N--SUBSEQUENT EVENTS

During 1999, the Company engaged Credit Suisse First Boston (CSFB) to act as financial advisor. CSFB is providing the Company with financial advice and assistance in evaluating strategic alternatives to maximize the Company's assets in both the refining and retail businesses. The primary objective is to assure that Crown pursues those opportunities which best enhance shareholder value. CSFB is actively engaged in the project and meets regularly with the Company's Board of Directors. On March 6, 2000, the Company received a letter from Rosemore, Inc. (Rosemore), a Maryland corporation that owns approximately 49% of the Company's outstanding Class A common stock and 11% of the Class B common stock, proposing that Rosemore would acquire all of the outstanding common stock not owned by Rosemore for $8.35 per share, payable in cash. Rosemore is controlled by the family of Henry A. Rosenberg, Jr., the Company's Chairman, President and Chief Executive Officer. The Board of the Company established a committee of its independent directors (the Independent Committee) to review all strategic alternatives. During the Independent Committees consideration of Rosemore's offer, the Company received an offer from Apex Oil Company, Inc., (Apex Oil) on March 9, 2000 to acquire all of the outstanding common stock of the Company not owned by Apex Oil for $9.20 per share, payable in cash, subject to the satisfactory completion of certain terms and conditions. Apex Oil owns approximately 15% of the Company's outstanding Class A common stock and approximately 4% of Class B common stock. The Independent Committee, with the assistance of CSFB and outside counsel, is considering all offers received in the course of its review of strategic alternatives to enhance shareholder value. Both offers are currently scheduled to expire on April 17, 2000 unless either an offer is otherwise accepted or rejected prior to that date.



                   [This space intentionally left blank]

REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Crown Central Petroleum Corporation


We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                          /s/---Ernst & Young LLP



Baltimore, Maryland
February 24, 2000
Except for Note N,
as to which the date
is March 28, 2000

                                   UNAUDITED
                       QUARTERLY RESULTS OF OPERATIONS
            Crown Central Petroleum Corporation and Subsidiaries
              (thousands of dollars, except per share amounts)




                               First     Second      Third     Fourth
                              Quarter    Quarter    Quarter    Quarter     Yearly
                             ---------  ---------  ---------  ---------  -----------

1999
----
Sales and operating revenues $ 225,165  $ 281,413  $ 359,899  $ 403,704  $ 1,270,181
Gross profit                    20,597     20,965     30,011     34,308      105,881
Net loss                       (11,830)   (11,029)    (6,018)    (1,149)     (30,026)
Net loss per share               (1.20)     (1.12)     (0.61)     (0.12)       (3.04)
Net loss per share -
  assuming dilution              (1.20)     (1.12)     (0.61)     (0.12)       (3.04)


1998
----
Sales and operating revenues $ 327,639  $ 339,154  $ 312,461  $ 285,063  $ 1,264,317
Gross profit                    13,144     36,908     44,250     14,821      109,123
Net (loss) income              (13,743)    (2,151)     3,083    (16,569)     (29,380)
Net (loss) income per share      (1.40)      (.22)       .31      (1.68)       (2.99)
Net (loss) income per share -
  assuming dilution              (1.40)      (.22)       .31      (1.68)       (2.99)




To conform to the presentation for the year ended December 31, 1999 and 1998, Sales and operating revenues and Gross profit amounts for the first quarter of 1998 have been restated from those amounts originally reported. This restatement had no effect on the Net loss or the Net loss per share amounts previously reported.

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

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of Crown Central Petroleum Corporation's directors and executive officers, their ages and their positions and offices as of March 1, 2000:




DIRECTORS
---------

NAME AND AGE ON                       PRINCIPAL OCCUPATION FOR LAST 5 YEARS         DIRECTOR
 MARCH 1, 2000                        DIRECTORSHIPS IN PUBLIC CORPORATIONS           SINCE
---------------                       -------------------------------------         --------
JACK AFRICK (71)                      President and Chief Operating Officer,          1991
                                      North Atlantic Trading Company, Inc.
                                      since January 1998; Formerly, Vice
                                      Chairman, UST, Inc.  Also a director
                                      of Tanger Factory Outlet Centers, Inc.
                                      and Transmedia Network, Inc.

GEORGE L. BUNTING (59)                Present and Chief Executive Officer,            1992
                                      Bunting Management Group since July 1991.
                                      Also a director of Baltimore Equitable
                                      Society, Guilford Pharmaceuticals Inc.
                                      and Mercantile Bankshares Corporation.

MICHAEL F. DACEY (55)                 President, The Evolution Consulting Group,      1991
                                      Inc. since March 1995; Formerly, Executive
                                      Vice President, The Chase Manhattan Bank,
                                      N.A.

THOMAS M. GIBBONS (74)                Retired.  Formerly, Chairman of the Board,      1988
                                      Chesapeake and Potomac Telephone Companies,
                                      part of Bell Atlantic Corporation.

PATRICIA A. GOLDMAN (57)              Retired.  Formerly, Senior Vice President -     1989
                                      Corporate Communications, USAir, Inc.
                                      Also a director of Erie Family Life
                                      Insurance Company and Erie Indemnity Company.

WILLIAM L. JEWS (48)                  President and Chief Executive Officer,          1992
                                      Carefirst, Inc. since January 1998;
                                      President and Chief Executive Officer,
                                      Blue Cross and Blue Shield of Maryland
                                      from April 1993 through December 1997.
                                      Also a director of EcoLab, Inc.; Municipal
                                      Mortgage and Equity, L.L.C. and the Ryland
                                      Group, Inc.

THE REVEREND HAROLD RIDLEY, S.J. (60) President, Loyola College in Maryland since     1995
                                      July 1994.

HENRY A. ROSENBERG, JR. (70)          Chairman of the Board and Chief Executive       1955
                                      Officer of the Company since May 1975 and
                                      President since March 1996.


EXECUTIVE OFFICERS
------------------

NAME AND AGE ON
 MARCH 1, 2000                              PRINCIPAL OCCUPATION FOR LAST 5 YEARS
---------------                       -------------------------------------------------------

HENRY A. ROSENBERG, JR. (70)          Director since 1955, Chairman of the Board and Chief
                                      Executive Officer since May 1975 and also President
                                      since March 1, 1996.

RANDALL M. TREMBLY (53)               Executive Vice President since April 1996; Senior Vice
                                      President - Refining from July 1995 to March 1996; Vice
                                      President - Refining from December 1991 to June 1995.

JOHN E. WHEELER, JR. (47)             Executive Vice President - Chief Financial Officer since
                                      April 1998; Executive Vice President - Chief Financial
                                      Officer and Treasurer from February 1998 to April 1998;
                                      Senior Vice President - Finance and Treasurer from
                                      October 1996 to January 1998; Senior Vice President -
                                      Finance from April 1996 to September 1996; Senior Vice
                                      President - Treasurer and Controller from June 1994 to
                                      March 1996.

THOMAS L. OWSLEY (59)                 Senior Vice President - Legal since May 1998; Vice
                                      President - Legal from April 1983 to May 1998.

J. MICHAEL MIMS (51)                  Senior Vice President - Human Resources since May 1998;
                                      Vice President - Human Resources from June 1992 to
                                      May 1998.

FRANK B. ROSENBERG (41)               Senior Vice President - Marketing since April 1996;
                                      Vice President - Marketing from January 1993
                                      to March 1996.

WILLIAM A. WOLTERS (53)               Senior Vice President - Supply and Transportation
                                      since December 1988; Vice President - Supply and
                                      Logistics and Assistant Secretary from February
                                      1998 to December 1998; General Manager - Raw
                                      Material Supply and Assistant Secretary from
                                      September 1985 to January 1998.

PAUL J. EBNER (42)                    Vice President - Shared Services since April 1996;
                                      Vice President - Marketing Support Services from
                                      December 1991 to March 1996.

JAMES R. EVANS (53)                   Vice President - Retail Marketing since June 1996;
                                      General Manager of Retail Operations from February
                                      1995 to May 1996; General Manager of Direct
                                      Operations from November 1993 to January 1995.

DENNIS W. MARPLE (51)                 Vice President - Wholesale Sales and Terminals since
                                      January 1996; General Manager - Wholesale Sales from
                                      February 1995 to December 1995; Vice President -
                                      LaGloria Supply, Trading and Transportation from
                                      October 1989 to January 1995.

PHILLIP A. MILLINGTON (46)            Vice President - Treasurer since April 1998; Chief
                                      Financial Officer U.S. Corrections Corporation from
                                      May 1997 to November 1997; Chief Financial Officer
                                      Builders' Supply and Lumber Company, Inc., from
                                      June 1995 to May 1997; Treasurer Lafarge Corporation
                                      November 1987 to May 1995.

DOLORES B. RAWLINGS (62)              Vice President - Secretary since April 1996; Secretary
                                      from November 1990 to March 1996.

JAN L. RIES (51)                      Corporate Controller since November 1996; Marketing
                                      Division Controller from January 1992 to October
                                      1996.



     Frank B. Rosenberg, Senior Vice President - Marketing, is the son of Henry A. Rosenberg, Jr., Chairman of the Board, President and Chief Executive Officer. There are no other family relationships among the directors and the executive officers, and there is no arrangement or understanding between any director or officer and any other person pursuant to which the director was elected or the officer was selected.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION  TABLE

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers for all services rendered in all capacities to the Company and its subsidiaries during the last three fiscal years. The positions shown on the table are those held by the officers on December 31, 1999:





                         ANNUAL COMPENSATION


     NAME AND
 PRINCIPAL POSITION               YEAR      SALARY       BONUS
-------------------------         ----      -------     -------
Henry A. Rosenberg, Jr.           1999      $600,000
  Chairman of the Board,          1998       600,000
  President and Chief             1997       591,000    $321,390
  Executive Officer

Randall M. Trembly                1999      $260,000
  Executive Vice President        1998       255,008
                                  1997       236,680    $163,391

John E. Wheeler, Jr.              1999      $255,004
  Executive Vice President-       1998       241,671
  Chief Financial Officer         1997       201,672    $ 79,868

Thomas L. Owsley                  1999      $220,008
  Senior Vice President-          1998       210,008
  Legal                           1997       188,008    $ 55,514

Frank B. Rosenberg                1999      $195,000
  Senior Vice President-          1998       185,000
  Marketing                       1997       160,000    $ 56,983




ANNUAL COMPENSATION  (CONTINUED)

                                            LONG-TERM
                                        COMPENSATION AWARDS

                              OTHER           SECURITIES           ALL
     NAME AND                 ANNUAL          UNDERLYING          OTHER
 PRINCIPAL POSITION        COMPENSATION (a)  OPTIONS/SARS (b)  COMPENSATION (c)
------------------------   ----------------  ----------------  ------------
Henry A. Rosenberg, Jr.       $ 21,093           148,000           $ 23,975
  Chairman of the Board,        21,659            43,900             19,847
  President and Chief           20,519            50,000             20,799
  Executive Officer

Randall M. Trembly            $ 18,600            55,000           $ 12,130
  Executive Vice President      18,600            16,400             12,837
                                17,250            17,600             12,170

John E. Wheeler, Jr.          $ 20,817            55,000           $ 12,407
  Executive Vice President-     21,761            15,500             10,607
  Chief Financial Officer       18,913             7,800              9,974

Thomas L. Owsley              $ 18,798            25,000           $ 11,905
  Senior Vice President-        18,891             7,300             11,641
  Legal                         17,112             5,800             10,455

Frank B. Rosenberg            $ 18,537            23,000           $ 10,007
  Senior Vice President-        19,880             6,500              9,507
  Marketing                     18,363             6,300              8,228


[FN]

--------------

(a) These amounts include automobile allowances, gasoline allowances, and the tax gross-ups applicable to the gasoline allowances. Perquisites below the required reporting levels are not included in this table.

(b) The 1999 grants are Appreciation Units, and the 1998 and the 1997 grants are stock options for the purchase of shares of Class B Common Stock.

(c) These amounts include imputed income related to excess life insurance, payments for executive medical insurance and the Company's matching payments under the Savings Plans. In 1999, the imputed income for Mr. Henry A. Rosenberg, Jr. was $12,768; for Mr. Trembly, $552 and for Mr. Owsley, $898. The executive medical payments for each of the officers listed in the table were $2,207. The Company's matching payments under the Savings Plans were for Mr. Henry A. Rosenberg, Jr., $9,000; for Mr. Trembly, $9,371; for Mr. Wheeler, $10,200; for Mr. Owsley, $8,800 and for Mr. Frank B. Rosenberg, $7,800.



                        [This space intentionally left blank]


                         SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
                         ------------------------------

                                      % OF TOTAL
                           NUMBER OF     SARs
                           SECURITIES  GRANTED TO
                           UNDERLYING  EMPLOYEES
                              SARs     IN FISCAL   BASE        EXPIRATION
     NAME                  GRANTED(A)    YEAR     PRICE           DATE
-----------------------    ----------  ---------- ------     -------------
Henry A. Rosenberg, Jr.     148,000     29.51     $14.91     Dec. 31, 2001

Randall M. Trembly           55,000     10.96      14.91     Dec. 31, 2001

John E. Wheeler, Jr.         55,000     10.96      14.91     Dec. 31, 2001

Thomas L. Owsley             25,000      4.98      14.91     Dec. 31, 2001

Frank B. Rosenberg           23,000      4.59      14.91     Dec. 31, 2001

[FN]
---------------------
(a) All of the securities shown are for Appreciation Units granted under the Company's 1999 Long-Term Incentive Plan. The value of the Appreciation Unit is equal to the excess of the average fair market value of the Company's Class B Common Stock during the last thirty days of the performance period which began on January 1, 1999 and ends on December 31, 2001 over the fair market value of the stock in the three calendar years preceding the performance period which was $14.91 per share. There is no potential realizable value of the Appreciation Units at assumed annual rate of stock price appreciation of either 5% per year or 10% per year for the three year term of the 1999 Long-Term Incentive Plan.



              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUES(a)

                                      NUMBER OF SECURITIES
                                     UNDERLYING UNEXERCISED
                                     OPTIONS/SARs AT FY-END
                                EXERCISABLE             UNEXERCISABLE
                              ----------------         ----------------
       NAME                   OPTIONS     SARS         OPTIONS    SARS
-----------------------       -------     ----         -------  --------
Henry A. Rosenberg, Jr.       192,126       --          45,934   148,000

Randall M. Trembly             55,669       --          16,801    55,000

John E. Wheeler, Jr.           45,046       --          12,934    55,000

Thomas L. Owsley               37,319       --           6,801    25,000

Frank B. Rosenberg             35,346       --           6,434    23,000

[FN]
---------------
(a) The Options are for the purchase of Class B Common Stock. There were no unexercised in-the-money Options or SARs at fiscal year end.

           LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR(a)



      NAME                     NUMBER OF  UNITS         PERFORMANCE PERIOD
-----------------------        ----------------         ------------------
Henry A. Rosenberg, Jr.           148,000               January 1, 1999
                                                        December 31, 2001

Randall M. Trembly                 55,000               January 1, 1999
                                                        December 31, 2001

John E. Wheeler, Jr.               55,000               January 1, 1999
                                                        December 31, 2001

Thomas L. Owsley                   25,000               January 1, 1999
                                                        December 31, 2001

Frank B. Rosenberg                 23,000               January 1, 1999
                                                        December 31, 2001

[FN]

-------------
(a) All of the units listed are Appreciation Units granted under the Company's 1999 Long Term Incentive Plan. The value of the Appreciation Unit is equal to the excess of the average fair market value of the Company's Class B Common Stock during the last thirty days of the performance period which began on January 1, 1999 and ends on December 31, 2001 over the fair market value of the stock in the three calendar years preceding the performance period which was $14.91 per share.





                           PENSION PLAN TABLE (a)
                           ----------------------

                                      YEARS OF SERVICE
REMUNERATION      15       20        25         30         35         40         45
------------  --------  --------  --------   --------   --------   --------   --------
$ 150,000     $ 54,000  $ 72,000  $ 94,500   $117,000   $139,500   $162,000   $184,500

  200,000       72,000    96,000   126,000    156,000    186,000    216,000    246,000

  250,000       90,000   120,000   157,500    195,000    232,500    270,000    307,500

  300,000      108,000   144,000   189,000    234,000    279,000    324,000    369,000

  400,000      144,000   192,000   252,000    312,000    372,000    432,000    492,000

  500,000      180,000   240,000   315,000    390,000    465,000    540,000    615,000

  600,000      216,000   288,000   378,000    468,000    558,000    648,000    738,000

[FN]


------------------
(a) The table above reflects the retirement benefits (life annuity with 60 months certain) which would be payable under the Company's Retirement Plan at various base salary levels and years of service projected to normal retirement. The table assumes that the participant has earned the annual remuneration shown in the table in every year of credited service. The Retirement Plan is a career average plan with benefits based on taxable compensation. Limitations imposed by the Internal Revenue Code or any other statute are not reflected in the table since the Company's Supplemental Retirement Income Plan for Senior Executives is designed to provide or restore to participants the benefits that would have been received under the Retirement Plan if calculated without regard to such limitations. All officers at the Vice President level and above participate in the Supplemental Retirement Income Plan. Mr. Henry A. Rosenberg, Jr.'s normal retirement date was December 1, 1994. His credited service at that time was 42 years and 4 months. The estimated credited service projected to normal retirement for the other current executives listed in the Summary Compensation Table is: Mr. Trembly, 27 years and 10 months; Mr. Wheeler, 41 years and 8 months; Mr. Owsley, 23 years and 6 months and Mr. Frank B. Rosenberg, 38 years and 7 months.

COMPENSATION OF DIRECTORS. Each director who is not an employee of the Company or a subsidiary of the Company is paid $12,000 per year for serving as a director and a meeting fee of $750, plus travel expenses, for attendance at each meeting. Each non-employee director who is a member of any standing committee of the Board of Directors other than the Executive Committee is paid $3,000 per year for serving on each such committee. The chairman of any committee other than the Executive Committee is paid a fee of $1,000 for serving in that capacity. Directors who are employees receive no separate compensation for serving on the Board, on any Board committee or as chairman of any committee.

CONSULTING AGREEMENT. Effective November 1, 1993, Mr. Africk became a general business adviser and consultant to the Company for which he is paid a consultancy fee of $3,000 per month. His work in this capacity is in addition to his service as a director, and as a member of the Executive, the Executive Compensation and Bonus and the Nominating Committees.

CHANGE OF CONTROL ARRANGEMENTS. All current officers at the Vice President level and above have been designated as participants in the Executive Severance Plan (the "Severance Plan"); however, Mr. Henry A. Rosenberg, Jr. voluntarily withdrew from the Severance Plan in 1998.
Under the Severance Plan, as amended, if a participant is terminated without good reason within two years of a change of control, as defined in the Severance Plan, the participant receives credit for enhanced age and service under the Supplemental Retirement Plan for Senior Executives (the "SRI Plan") and the immediate payment of SRI Plan benefits. In addition, the participant receives a payment of three times the executive's annual salary, full payment under the annual Performance Incentive Plan, an additional contribution equal to a three-year Company match for participants in the Savings Plans, the continuation of certain welfare benefits for a three-year period, a payment equal to the excise tax on the basic severance benefits and certain other miscellaneous benefits. The Board of Directors adopted the Severance Plan, which it views as a typical executive benefit, to help insure stability and continuity of employment of key management personnel at the time of a proposed or threatened change of control, if any.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. Gibbons serves as Chairman and Ms. Goldman and Messrs. Africk and Jews are members of the Executive Compensation and Bonus Committee. As previously noted, Mr. Africk has a consulting agreement with the Company. There are no Compensation Committee Interlocks.

[This space intentionally left blank]

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


OWNERS OF MORE THAN FIVE PERCENT. The following table sets forth the class of shares of the Company's stock, and the amount and percentage of that class, owned by all persons known by the Company to be the beneficial owners of more than 5% of the shares of any class of the Company's stock on December 31, 1999:


NAME AND ADDRESS                                                     PERCENT
OF BENEFICIAL OWNER             TITLE OF CLASS         AMOUNT        OF CLASS
--------------------------      ---------------      ----------      --------
Rosemore "Group" (a)             Class A Stock        2,401,232       49.85
One North Charles Street         Class B Stock          917,051       16.73
Suite 2300
Baltimore, MD  21201


Novelly  "Group" (b)             Class A Stock          708,375        14.70
8182 Maryland Avenue             Class B Stock          182,800         3.48
St. Louis, MO  63105

Dimensional Fund Advisors Inc.   Class A Stock          288,850         6.00
1299 Ocean Avenue, 11th Floor    Class B Stock          291,100         5.54
Santa Monica, California 90401

Franklin Resources, Inc. (c)     Class A Stock          309,600         5.89
777 Mariners Island Boulevard
P.O. Box 7777
San Mateo, CA 94403

Heartland Advisors, Inc. (c)     Class B Stock          900,000        17.24
789 North Water Street
Milwaukee, WI 53202

[FN]

---------------
(a) See Part III, Item 13 "Certain Relationships and Related Transactions" for a description of the Rosemore "Group".
Rosmore Holdings is the holder of 2,366,526 shares of Class A Common Stock and 591,629 shares of Class B Common Stock, and other members of the Rosemore Group are the holders of 34,706 shares of Class A Common Stock and 325,422 shares of Class B Common Stock. The Class B Common Stock shown in the table includes 82,270 shares of stock granted to members of the Rosemore Group as PVR Stock under the 1994 Long-Term Plan and 227,472 shares that members of the Rosemore Group have a right to acquire pursuant to Options granted under the 1994 Long-Term Plan that vested on or before March 1, 2000 ("Vested Options"). The percentage calculation is based on the shares outstanding plus the shares that may be acquired pursuant to Vested Options granted to members of the Rosemore Group.

(b) This information was obtained from a report on Schedule 13D dated January 14, 1983 and Amendment No. 11 dated November 8, 1999, which were filed with the Securities and Exchange Commission (the "Commission"). The Novelly Exempt Trust and others acknowledge that they are a "group" as that term is used in Section 13(d)(3) of the Exchange Act.

(c) Information concerning the stock holdings of Dimensional Fund Advisors Inc.; Franklin Resources, Inc and Heartland Advisors, Inc. was obtained from reports on Schedule 13G and amendments to those schedules that have been filed with the Commission. Each of these three entities reports that it is registered as an investment adviser. The percentage calculation for each is based on the shares outstanding as shown on the Company's financial statements for the fiscal year ended December 31, 1999.


See Part II, Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements. Note N - Subsequent Events for a description of proposals by Rosemore, Inc. and by Apex Oil Company, Inc., an affiliate of the Novelly Group, to acquire the Company.


DIRECTORS AND OFFICERS. The following table sets forth the number of shares of each class of the Company's stock and the percentage of each class owned by each of the directors, by certain executive officers and by all directors and officers as a group on December 31, 1999:




                                      SHARES OF SECURITIES BENEFICIALLY OWNED
                                              ON DECEMBER 31, 1999 (a)
                                   CLASS A COMMON STOCK   CLASS B COMMON STOCK
     NAME                          AMOUNT         %        AMOUNT        %
---------------------            ----------      -----   ----------    -----

Jack Africk                              --         --          500       (b)

George L. Bunting, Jr.                   --         --        1,000       (b)

Michael F. Dacey                      1,000         (b)          --        --

Thomas M. Gibbons                       200         (b)          --        --

Patricia A. Goldman                     100         (b)          --        --

William L. Jews                          --         --          200       (b)

Thomas L. Owsley                        100         (b)      48,105(c)    (b)

Rev. Harold Ridley, S.J.                 --         --          100       (b)

Frank B. Rosenberg                    1,863         (b)      47,790(c)    (b)

Henry A. Rosenberg, Jr. (d)       2,399,369      49.81      869,261     16.55

Randall M. Trembly                   11,774         (b)      90,184(c)   1.70

John E. Wheeler, Jr.                  3,264         (b)      64,413(c)   1.22

All Directors, and                2,423,896      50.32    1,280,739(e)  22.31
Officers as a group
including those listed
above (19 individuals)


[FN]

----------------------

(a) Each director holds sole voting and investment power over the shares listed except for Mr. Dacey who hold his stock jointly with his wife; however, in one or more cases the stock may be registered in the name of a trust or retirement fund for the benefit of the director.
In the case of officers of the Company, the table includes interest in shares held by the trustee under the Savings Plans, the Class B Common Stock granted as PVR Stock under the 1994 Long-Term Plan (but not shares of PVR stock granted but subsequently forfeited) and shares subject to Options. See footnote(c).

(b)      Represents less than one percent of the shares outstanding.

(c)      Includes Vested Options as follows:  Mr. Owsley, 37,319;
Mr. Frank B. Rosenberg, 35,346 shares; Mr. Trembly, 55,669 shares and Mr. Wheeler, 45,046 shares. The percentage calculations are based on the shares outstanding plus the shares that may be acquired pursuant to the Vested Options granted to the executive.

(d) Mr. Henry A. Rosenberg, Jr. is Chairman of the Board of Rosemore, Inc. The shares listed are the shares owned by the Rosemore Group other than shares reported separately in the table as owned by Frank B. Rosenberg. Of the shares listed above, Mr. Rosenberg holds 22,525 shares of Class A Common Stock and 273,070 shares (including PVR Stock) of Class B Common Stock individually and in the Company's Savings Plans. The Class B Common Stock shown on the table also includes 192,126 shares that may be acquired by Mr. Rosenberg upon the exercise of Vested Options granted under the Long-Term Plan. The percentage calculation is based on the shares outstanding plus the shares that may be acquired pursuant to Vested Options granted to members of the Rosemore Group other than Frank B. Rosenberg.

(e) Includes 485,759 shares that may be acquired pursuant to Vested Options granted under the 1994 Long-Term Plan or under the 1995 Management Stock Option Plan. The percentage calculation is based on the shares outstanding plus the shares that may be acquired pursuant to Vested Options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ROSEMORE. Rosemore Holdings, Inc. ("Rosemore Holdings"), a Maryland corporation and a wholly owned subsidiary of Rosemore, Inc., a Maryland corporation, owns directly over 49% of the Company's Class A Common Stock and over 11% of the Company's Class B Common Stock. Trusts for the benefit of Henry A. Rosenberg, Jr. and for members of his immediate family and for the benefit of his sisters, Ruth R. Marder and Judith R. Hoffberger and for members of their immediate families, hold all of the Rosemore stock. Rosemore, Rosemore Holdings and various individuals who are beneficial owners of Rosemore stock are a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act"); and accordingly, the Rosemore Group has filed Schedule 13D's to report their holdings of Class A and Class B Common Stock.

In early 1999 Rosemore agreed to participate in the Company's working capital and letter of credit facility established pursuant to a Loan and Security Agreement by and among Congress Financial Corporation, as Administrative Agent for First Union National Bank and Congress Financial Corporation, as Lenders, and Crown and various Crown subsidiaries, as Borrowers. Rosemore's participation resulted in an increased credit limit under this facility. Rosemore is compensated at competitive rates for its participation in the facility.

The Company terminated its aircraft lease with General Electric Capital Corporation in early 1999. Rosemore subsequently entered into an aircraft lease with General Electric Capital Corporation. Crown then assigned its lease with the Maryland Aviation Administration of hangar space at Martin State Airport to Rosemore, and Rosemore has purchased from the Company the leasehold improvements, furniture and various supplies and spare parts formerly used by the Company in connection with its operation of the aircraft and the related charter activities.

During the first quarter of 2000, the Company negotiated agreements with Rosemore whereby Rosemore will provide up to $66 million in performance guarantees relative to the Company's purchase of crude oil, feedstock and other petroleum products and up to $10 million in cash borrowing availability. Rosemore will be compensated at competitive rates for its performance guarantees and cash borrowing availability.

Consulting Agreement.  Mr. Africk's Consulting Agreement with the
Company is described in Item 11.  Executive Compensation.



[This space intentionally left blank]

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(a) (1) LIST OF FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Crown Central
Petroleum Corporation and Subsidiaries, are included in Item 8 on pages 19 through 40 of this report:

  - Consolidated Statements of Operations -- Years ended December 31, 1999, 1998 and 1997

  -  Consolidated Balance Sheets -- December 31, 1999 and 1998

  -  Consolidated Statements of Changes in Common Stockholders'
     Equity -- Years ended December 31, 1999, 1998 and 1997

  - Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

  -  Notes to Consolidated Financial Statements -- December 31, 1999


(a) (2) LIST OF FINANCIAL STATEMENT SCHEDULES

The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) and (c) LIST OF EXHIBITS

EXHIBIT
NUMBER
-------

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

 (c) Articles Supplementary setting forth the designation, preferences and rights of the Series A Junior Participating Preferred Stock and the Series B Junior Participating Preferred Stock of Crown Central Petroleum Corporation dated February 1, 2000, previously filed as Exhibit 1 to the Form 8-A filed by the Company on February 3, 2000 registering the Series A Rights and the Series B Rights under the Exchange Act and incorporated herein by reference.

 4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
     INDENTURES

 (a) Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation.

 (b) Amendment No. 1, effective as of March 29, 1999, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999 as Exhibit 10(a), herein incorporated by reference.

 (c) Second Amendment, effective as of August 1, 1999, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation previously filed with the Registrant's Form 10-Q for the quarter ended
     September 30, 1999 as Exhibit 10, herein incorporated by reference.

 (d) Third Amendment, effective as of March 16, 2000, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation

 (e) Form of Indenture for the Registrant's 10 7/8% Senior Notes due 2005 filed on January 17, 1995 as Exhibit 4.1 of Amendment No. 3 to Registration Statement on Form S-3, Registration No. 33-56429, herein incorporated by reference.

 (f) First Supplemental Indenture, effective as of December 2, 1998, to the Indenture for the Registrant's 10 7/8% Senior Notes due 2005, was previously filed as Exhibit 4(f) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

 (g) Rights Agreement dated as of February 1, 2000 between the Company and First Union National Bank, as Rights Agent, previously filed as Exhibit 1 to the Form 8-A filed by the Company on February 3, 2000 registering the Series A Rights and the Series B Rights under the Exchange Act and incorporated herein by reference.

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

 (l) The 1994 Long-Term Incentive Plan, as amended and restated effective as of December 17, 1998, was previously filed as
     Exhibit 10(l) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

 (m) Amendment, effective as of March 25, 1999 to the Crown Central Petroleum Corporation 1994 Long-Term Incentive Plan, as amended and restated, was previously filed as Exhibit 10(m) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

 (n) Executive Severance Plan, as amended and restated effective as of December 17, 1998, was previously filed as Exhibit 10(n) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

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

 (r) 1999 Long-term Incentive Plan

 21  SUBSIDIARIES OF THE REGISTRANT
     Exhibit 21 is included on page 54 of this report.

 23  CONSENT OF INDEPENDENT AUDITORS
     Exhibit 23 is included on page 55 of this report.

 24  POWER OF ATTORNEY
     Exhibit 24 is included on page 56 of this report.

 27  FINANCIAL DATA SCHEDULE
     (a)   December 31, 1999
     (b)   December 31, 1998 - as revised

 99  FORM 11-K WILL BE FILED UNDER COVER OF FORM 10-K/A BY JUNE 29,
     2000.


 (B) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K for the three months ended December 31, 1999. Reports filed on Form 8-K during the period from January 1, 2000 to March 28, 2000 are as follows:

     Form 8-K dated February 3, 2000
             Item 5. Other Events -- Adoption of Shareholders' Rights
               Plan
             Item 7. Financial Statements and Exhibits - Exhibit No.
               3(i) Articles Supplementary setting forth the designation, preferences and rights of the Series A and Series B Junior Participating Preferred stock of Crown Central Petroleum Corporation dated February 1, 2000; Exhibit No. 4 Rights Agreement dated as of February 1, 2000; and Exhibit No. 99 Press Release relating to adoption of Shareholders' Rights Plan.
          Form 8-K dated March 7, 2000
             Item 5. Other Events - Proposal Received from Rosemore,
               Inc.
             Item 7. Financial Statements and Exhibits - Exhibit No.
               99.1 Proposal received from Rosemore and Exhibit No.
               99.2 Press Release relating to the Rosemore proposal.

          Form 8-K dated March 10, 2000
             Item 5. Other Events - Proposal Received from Apex Oil
               Company, Inc.
             Item 7. Financial Statements and Exhibits - Exhibit No.
               99.1 Proposal received from Apex and Exhibit No. 99.2 Press Release relating to the Apex proposal.

          Form 8-K dated March 13, 2000
             Item 5. Other Events - Rosemore's Extension of the
               expiration date on its March 6, 2000 proposal.
             Item 7. Financial Statements and Exhibits - Exhibit No.
               99.1 Proposal received from Rosemore and Exhibit No.
               99.2 Press Release relating to the extension of the Rosemore proposal.

          Form 8-K dated March 17, 2000
             Item 5. Other Events - Extension of the expiration dates
               of the, Apex Oil Company and Rosemore proposals.
             Item 7.  Financial Statements and Exhibits - Exhibit No.
               99.1 Press release relating to the extension of the Apex proposal and Exhibit No. 99.2 Press Release relating to the extension of the Rosemore proposal.

NOTE: Certain exhibits listed on pages 51 through 53 of this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.

                                                         EXHIBIT 21



                           SUBSIDIARIES



1. SUBSIDIARIES AS OF DECEMBER 31, 1999, WHICH ARE CONSOLIDATED IN THE FINANCIAL STATEMENTS OF THE REGISTRANT; EACH SUBSIDIARY IS 100% OWNED EITHER DIRECTLY OR THROUGH A SUBSIDIARY (EXCEPT FOR DIRECTOR QUALIFYING SHARES) AND IS QUALIFIED TO DO BUSINESS UNDER ITS OWN NAME.


      SUBSIDIARY                                   NATION OR STATE
                                                   OF INCORPORATION

     Continental American Corporation              Delaware
     Crown Central Holding Corporation             Maryland
     Crown Central International (U.K.), Limited   United Kingdom
     Crown Central Pipe Line Company               Texas
     Crown Gold, Inc.                              Maryland
     The Crown Oil and Gas Company                 Maryland
     Crown-Rancho Pipe Line Corporation            Texas
     Crown Stations, Inc.                          Maryland
     Crowncen International N.V.                   Netherlands Antilles
     Fast Fare, Inc.                               Delaware
     F Z Corporation                               Maryland
     Health Plan Administrators, Inc.              Maryland
     La Gloria Oil and Gas Company                 Delaware
     Locot, Inc.                                   Maryland
     McMurrey Pipe Line Company                    Texas
     Mollies Properties, Inc.                      Maryland
     Tiara Insurance Company                       Vermont
     T. B. & Company, Inc.                         Maryland



                                                            EXHIBIT 23



                   CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-53457) pertaining to the 1994 Long-Term Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings Plan and the Registration Statement (Form S-8 No. 33-58927) pertaining to the 1995 Management Stock Option Plan of Crown Central Petroleum Corporation and Subsidiaries of our report dated February 24, 2000, except for Note N, as to which the date is March 28, 2000, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1999.






                                  /s/ - - ERNST & YOUNG LLP

Baltimore, Maryland
March 28, 2000

                                                            EXHIBIT 24


                         POWER OF ATTORNEY

We, the undersigned officers and directors of Crown Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., John
E. Wheeler, Jr., Jan L. Ries and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 1999 pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and all amendments thereto.





SIGNATURE                                TITLE                               DATE

/s/---Henry A, Rosenberg, Jr.            Chairman of the Board, President   2/24/00
Henry A. Rosenberg, Jr.                  and Chief Executive Officer
                                         (Principal Executive Officer)

/s/---Jack Africk                        Director                           2/24/00
Jack Africk

/s/---George L. Bunting, Jr.             Director                           2/24/00
George L. Bunting, Jr.

/s/---Michael F. Dacey                   Director                           2/24/00
Michael F. Dacey

/s/---Thomas M. Gibbons                  Director                           2/24/00
Thomas M. Gibbons

/s/---Patricia A. Goldman                Director                           2/24/00
Patricia A. Goldman

/s/---William L. Jews                    Director                           2/24/00
William L. Jews

/s/---Harold E. Ridley, Jr.              Director                           2/24/00
Reverend Harold E. Ridley, Jr., S.J.

/s/---John E. Wheeler, Jr.               Executive Vice President -         2/24/00
John E. Wheeler, Jr.                     Chief Financial Officer
                                         (Principal Financial Officer)

/s/---Jan L. Ries                        Controller                         2/24/00
Jan L. Ries                             (Chief Accounting Officer)










                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CROWN CENTRAL PETROLEUM CORPORATION


                                 By   /s/---Henry A. Rosenberg, Jr.
                                      -----------------------------
                                      Henry A. Rosenberg, Jr.
                                      Chairman of the Board, President
                                      and Chief Executive Officer


                                 By   /s/---Jan L. Ries
                                      ------------------
                                      Jan L. Ries
                                      Controller and Chief Accounting
                                      Officer

Date: March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated:


            *                                    *
--------------------------------       ----------------------------------
Jack Africk, Director                  Patricia A. Goldman, Director


            *                                    *
--------------------------------       ----------------------------------
George L. Bunting, Jr., Director       William L. Jews, Director


            *                                    *
--------------------------------       ----------------------------------
Michael F. Dacey, Director             Rev. Harold E. Ridley, Jr., S.J.,
                                       Director

            *                                    *
--------------------------------       ----------------------------------
Thomas M. Gibbons, Director            Henry A. Rosenberg, Jr., Director
                                       Chairman of the Board, President
                                       and Chief Executive Officer



                                      *By Power of Attorney (Jan L. Ries)