Form 10-K/A
period 1999-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-04-12
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


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

The Company's collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers Union ("PACE"), formerly the Oil Chemical & Atomic Workers Union covering employees at the Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations, on February 5, 1996 the Company implemented a lock out of employees in the collective bargaining unit at the Pasadena facility. PACE subsequently filed a number of unfair labor practice charges with the National Labor Relations Board ("NLRB") and all of these charges have been dismissed by the NLRB. As previously disclosed, since the lock-out, PACE, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations. The lock out and negotiations on a new contract continue.



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

The Company has disclosed in ITEM 3. LEGAL PROCEEDINGS on page 6 and in
Note I of the Notes to Consolidated Financial Statements on page 35 of this report, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 6 of this report, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations and also as a result of its unsatisfactory status of the negotiations, on February 5, 1996, the Company invoked a lock out of employees in the collective bargaining unit at the Pasadena facility. As previously disclosed, since that time, PACE, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. (Also, see ITEM 3. LEGAL PROCEEDINGS).
The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations. The lock out and negotiations on a new contract continue.

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

 4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
      INDENTURES

 (a) Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation, herein incorporated by reference.

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



                                                            EXHIBIT 23



                   CONSENT OF INDEPENDENT AUDITORS




We consent to the use of our report dated February 24, 2000, except for Note N, as to which the date is March 28, 2000, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries for the year ended December 31, 1999 included in this Form 10-K/A.

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-53457) pertaining to the 1994 Long-Term Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings Plan and the Registration Statement (Form S-8 No. 33-58927) pertaining to the 1995 Management Stock Option Plan of Crown Central Petroleum Corporation and Subsidiaries of our report dated February 24, 2000, except for Note N, as to which the date is March 28, 2000, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in this Form 10/KA for the year ended December 31, 1999.



								/s/--ERNST & YOUNG LLP


Baltimore, Maryland
April 12, 2000

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

/s/---William L. Jews                    Director                           2/24/00
William L. Jews

/s/---Harold E. Ridley, Jr.              Director                           2/24/00
Reverend Harold E. Ridley, Jr., S.J.

/s/---John E. Wheeler, Jr.               Executive Vice President -         2/24/00
John E. Wheeler, Jr.                     Chief Financial Officer
                                         (Principal Financial Officer)

/s/---Jan L. Ries                        Controller                         2/24/00
Jan L. Ries                             (Chief Accounting Officer)









                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment on Form 10-K/A to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CROWN CENTRAL PETROLEUM CORPORATION



                                 By:  /s/---Jan L. Ries
                                 -----------------------------
                                 Jan L. Ries
                                 Controller and Chief Accounting
                                 Officer

Date: April 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 12, 2000 by the following persons on behalf of the registrant and in the capacities indicated:


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