Form 10-K/A
period 1999-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-04-20
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (AMENDMENT NO. 2)


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


Consolidated costs and operating expenses increased 0.8% in 1999 compared to a decrease of 19.5% in 1998. The 1999 increase was due primarily to the increased cost of petroleum products offset by the 17.8% decrease in refining sales volumes, as previously discussed. The Company utilizes the last-in, first-out (LIFO) method to value inventory resulting in a better matching of current revenues and costs. The impact of using LIFO as compared with using the first-in first-out method to value inventory was to increase the Company's costs and operating expenses by approximately $53.1 million in 1999 while decreasing costs and operating expenses by $24.8 million in 1998. There was an increase in the 1999 average consumed cost per barrel of crude oil and feedstocks of 25.9% compared to a decrease of 29.9% in 1998. The increase in 1999 Costs and operating expenses was partially offset by a recovery of the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products of approximately $7.1 million . The $7.1 million lower of cost or market reserve was recovered in the first quarter of 1999 due to increases in market values of refined product prices during the period. The 1998 decrease was primarily attributable to the decrease in the price of crude oil partially offset by a slight increase in sales volumes and the recording of the $7.1 million lower of cost or market reserve, previously discussed. The average consumed cost per barrel includes only those costs directly associated with the purchase and processing of crude oil and feedstocks. Accordingly, refinery operating expenses are not included in the average consumed cost per barrel of crude oil and feedstocks.

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



                                                  Class A    Class B
                                                  Common     Common
Additional
                                       Total       Stock      Stock      Paid-In
                                       Shares      Amount     Amount     Capital
                                      ---------   --------   --------   --------
-
BALANCE AT DECEMBER 31, 1996          9,983,180   $ 24,087   $ 25,829   $
91,817
Comprehensive income:
Net income for 1997
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $69

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     92,700                   464
736
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans              (81,700)                 (409)
(571)
Stock option exercises                   63,988                   320
557
Market value adjustments to
     Unearned Restricted Stock
2,120
Other
(4)
                                    -----------    -------    -------     ------
-
BALANCE AT DECEMBER 31, 1997         10,058,168     24,087     26,204
94,655
Comprehensive income:
Net (loss) for 1998
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $117

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     85,415                   427
645
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans             (114,140)                 (571)
(1,649)
Stock option exercises                   41,814                   209
387
Market value adjustments to
     Unearned Restricted Stock
(2,530)
Other                                   (17,646)                  (88)
(42)
                                    -----------    -------    -------     ------
-
BALANCE AT DECEMBER 31, 1998         10,053,611     24,087     26,181
91,466
Comprehensive income:
Net (loss) for 1999
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $175

Comprehensive income

Stock registered to
     Participants of stock
     Incentive plans                     40,200                   201
111
Stock released to participants of
     stock incentive plans
227
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans              (22,555)                 (113)
(56)
Market value adjustments to
     Unearned Restricted Stock
(594)
                                    -----------    -------    -------     ------
-
BALANCE AT DECEMBER 31, 1999         10,071,256    $24,087    $26,269
$91,154
                                    ===========    =======    =======
=======



[FN]

See notes to consolidated financial statements

          Crown Central Petroleum Corporation and Subsidiaries
            (thousands of dollars, except per share amounts)



                                                             Accumulated
                                       Unearned                Other
                                      Restricted  Retained  Comprehensive
                                       Stock      Earnings     Income
Total
                                      ---------   --------   -----------   -----
----
BALANCE AT DECEMBER 31, 1996          $  (2,951)  $ 48,582   $       11    $
187,375
Comprehensive income:
Net income for 1997                                 19,235
19,235
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $69                                                (128)
(128)
                                                                            ----
----
Comprehensive income
(19,107)
                                                                            ----
----
Stock registered to
     Participants of stock
     Incentive plans                     (1,200)
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                  980
Stock option exercises
877
Market value adjustments to
     Unearned Restricted Stock           (2,120)
Other
(4)
                                      ---------    -------      -------      ---
----
BALANCE AT DECEMBER 31, 1997             (5,291)    67,817         (117)
207,355
Comprehensive income:
Net (loss) for 1998                                (29,380)
(29,380)
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $117                                                219
219
                                                                            ----
----
Comprehensive income
(29,161)
                                                                            ----
----
Stock registered to
     Participants of stock
     Incentive plans                     (1,072)
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                2,220
Stock option exercises
596
Market value adjustments to
     Unearned Restricted Stock            2,530
Other                                       113
(17)
                                      ---------    -------      -------     ----
----
BALANCE AT DECEMBER 31, 1998             (1,500)    38,437          102
178,773
Comprehensive income:
Net (loss) for 1999                                (30,026)
(30,026)
Adjustment to minimum
     Pension liability, net of
     Deferred income tax
     benefit of $175                                                327
327
                                                                            ----
----
Comprehensive income
(29,699)
                                                                            ----
----
Stock registered to
     Participants of stock
     Incentive plans                       (312)
Stock released to participants of
     stock incentive plans
227
Cancellation of non-vested stock
     Registered to participants of
     stock incentive plans                  169
Market value adjustments to
     Unearned Restricted Stock              594
                                      ---------    -------      -------     ----
----
BALANCE AT DECEMBER 31, 1999          $  (1,049)   $ 8,411      $   429
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

The following table provides a reconciliation of the basic and diluted earnings per share calculations:


                                                            YEAR ENDED DECEMBER
31
                                                     ---------------------------
--------
                                                       1999        1998
1997
                                                     --------    --------
--------
                                                (dollars in thousands, except
per share data)
(LOSS) INCOME APPLICABLE
  TO COMMON SHARES

Net (loss) income                                  $  (30,026) $   (29,380)  $
19,235
                                                   ==========  ===========
==========

Common shares outstanding at January 1, 1999
 1998 and 1997, respectively                        10,053,611  10,058,168
9,983,180

Restricted shares held by the Company at January 1,
 1999, 1998 and 1997, respectively                    (214,325)   (260,700)
(249,700)

Weighted average effect of shares of common stock
 issued for stock option exercises                           -      35,237
18,531

Weighted average effect of PVRS shares of common stock
 released to Plan participants                          31,945           -
-
                                                   -----------  ----------   ---
-------


Weighted average number of common shares outstanding,
 as adjusted at December 31, 1999, 1998 and
 1997, respectively                                  9,871,231   9,832,705
9,752,011

Effect of Dilutive Securities:
 Employee stock options                                      -           -
113,060
 Restricted stock awards                                     -           -
33,833
                                                   -----------  ----------   ---
-------


Weighted average number of common shares outstanding,
 as adjusted at December 31, 1999, 1998 and
 1997, respectively - assuming dilution              9,871,231   9,832,705
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



                                          /s/---Ernst & Young LLP



Baltimore, Maryland
February 24, 2000
Except for Note N,
as to which the date
is March 28, 2000

                                   UNAUDITED
                       QUARTERLY RESULTS OF OPERATIONS
            Crown Central Petroleum Corporation and Subsidiaries
              (thousands of dollars, except per share amounts)




                               First     Second      Third     Fourth
                              Quarter    Quarter    Quarter    Quarter
Yearly
                             ---------  ---------  ---------  ---------  -------
----

1999
----
Sales and operating revenues $ 225,165  $ 281,413  $ 359,899  $ 403,704  $
1,270,181
Gross profit                    20,597     20,965     30,011     34,308
105,881
Net loss                       (11,830)   (11,029)    (6,018)    (1,149)
(30,026)
Net loss per share               (1.20)     (1.12)     (0.61)     (0.12)
(3.04)
Net loss per share -
  assuming dilution              (1.20)     (1.12)     (0.61)     (0.12)
(3.04)


1998
----
Sales and operating revenues $ 327,639  $ 339,154  $ 312,461  $ 285,063  $
1,264,317
Gross profit                    13,144     36,908     44,250     14,821
109,123
Net (loss) income              (13,743)    (2,151)     3,083    (16,569)
(29,380)
Net (loss) income per share      (1.40)      (.22)       .31      (1.68)
(2.99)
Net (loss) income per share -
  assuming dilution              (1.40)      (.22)       .31      (1.68)
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
                                      July 1994.

HENRY A. ROSENBERG, JR. (70)          Chairman of the Board and Chief Executive
1955
                                      Officer of the Company since May 1975 and
                                      President since March 1996.


EXECUTIVE OFFICERS
------------------

NAME AND AGE ON
 MARCH 1, 2000                              PRINCIPAL OCCUPATION FOR LAST 5
YEARS
---------------                       ------------------------------------------
-------------

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





                           PENSION PLAN TABLE (a)
                           ----------------------

                                      YEARS OF SERVICE
REMUNERATION      15       20        25         30         35         40
45
------------  --------  --------  --------   --------   --------   --------   --
------
$ 150,000     $ 54,000  $ 72,000  $ 94,500   $117,000   $139,500   $162,000
$184,500

  200,000       72,000    96,000   126,000    156,000    186,000    216,000
246,000

  250,000       90,000   120,000   157,500    195,000    232,500    270,000
307,500

  300,000      108,000   144,000   189,000    234,000    279,000    324,000
369,000

  400,000      144,000   192,000   252,000    312,000    372,000    432,000
492,000

  500,000      180,000   240,000   315,000    390,000    465,000    540,000
615,000

  600,000      216,000   288,000   378,000    468,000    558,000    648,000
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

[This space intentionally left blank]

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT


OWNERS OF MORE THAN FIVE PERCENT. The following table sets forth the class of shares of the Company's stock, and the amount and percentage of that class, owned by all persons known by the Company to be the beneficial owners of more than 5% of the shares of any class of the Company's stock on December 31, 1999:


NAME AND ADDRESS                                                     PERCENT
OF BENEFICIAL OWNER             TITLE OF CLASS         AMOUNT        OF CLASS
--------------------------      ---------------      ----------      --------
Rosemore "Group" (a)              Class A Stock       2,401,232       49.85
One North Charles Street          Class B Stock         917,051       16.73
Suite 2300
Baltimore, MD  21201

Novelly  "Group" (b)              Class A Stock         708,375        14.70
8182 Maryland Avenue              Class B Stock         182,800         3.48
St. Louis, MO  63105

Dimensional Fund Advisors Inc.(c) Class A Stock         288,850         6.00
1299 Ocean Avenue, 11th Floor     Class B Stock         291,100         5.54
Santa Monica, California 90401

Heartland Advisors, Inc. (c)      Class B Stock         900,000        17.24
789 North Water Street
Milwaukee, WI 53202

Franklin Resources, Inc. (c)      Class B Stock         309,600         5.89
777 Mariners Island Boulevard
P.O. Box 7777
San Mateo, CA 94403


[FN]

---------------
(a) See Part III, Item 13 "Certain Relationships and Related Transactions" for a description of the Rosemore "Group".
Rosemore Holdings is the holder of 2,366,526 shares of Class A Common Stock and 591,629 shares of Class B Common Stock, and other members of the Rosemore Group are the holders of 34,706 shares of Class A Common Stock and 325,422 shares of Class B Common Stock. The Class B Common Stock shown in the table includes 82,270 shares of stock granted to members of the Rosemore Group as PVR Stock under the 1994 Long-Term Plan and 227,472 shares that members of the Rosemore Group have a right to acquire pursuant to Options granted under the 1994 Long-Term Plan that vested on or before March 1, 2000 ("Vested Options"). The percentage calculation is based on the shares outstanding plus the shares that may be acquired pursuant to Vested Options granted to members of the Rosemore Group.

(b) This information was obtained from a report on Schedule 13D dated January 14, 1983 and Amendment No. 11 dated November 8, 1999, which were filed with the Securities and Exchange Commission (the "Commission"). The Novelly Exempt Trust and others acknowledge that they are a "group" as that term is used in Section 13(d)(3) of the Exchange Act.

(c) Information concerning the stock holdings of Dimensional Fund Advisors Inc., Heartland Advisors, Inc., and Franklin Resources, Inc. was obtained from reports on Schedule 13G and amendments to those schedules that have been filed with the Commission. Each of these three entities reports that it is registered as an investment adviser. The percentage calculation for each is based on the shares outstanding as shown on the Company's financial statements for the fiscal year ended December 31, 1999.


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


Baltimore, Maryland
April 20, 2000

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


                                 CROWN CENTRAL PETROLEUM CORPORATION



                                 By:  /s/---Jan L. Ries
                                 -----------------------------
                                 Jan L. Ries
                                 Controller and Chief Accounting
                                 Officer

Date: April 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 20, 2000 by the following persons on behalf of the registrant and in the capacities indicated:


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