Form 10-Q
period 2000-03-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-05-11
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549-1004

                             FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended MARCH 31, 2000


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

                                 YES  X    NO
                                     ___

The number of shares outstanding at April 30, 2000 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,253,862 shares, respectively.

        CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS


                                                                     PAGE


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets
         March 31, 2000 and December 31, 1999                         1

         Consolidated Condensed Statements of Operations
         Three months ended March 31, 2000 and 1999                   3

         Consolidated Condensed Statements of Cash Flows
         Three months ended March 31, 2000 and 1999                   4

         Notes to Unaudited Consolidated Condensed Financial
           Statements                                                 5

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         10

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                 16


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                           16

Item 6 - Exhibits and Reports on Form 8-K                            17

SIGNATURE                                                            18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         Crown Central Petroleum Corporation and Subsidiaries
                      (thousands of dollars)


                                            March 31     December 31
                                              2000          1999
                                            --------     -----------
                                          (Unaudited)
  ASSETS
  ------
  CURRENT ASSETS
  --------------
    Cash and cash equivalents               $  22,663     $  12,447
      Accounts receivable, less
        allowance for doubtful
        accounts (2000--$493,
          1999--$552)                         143,113       104,332
      Inventories, net of LIFO
        reserves (2000 -- $83,215
        1999 -- $55,813)                       90,896        69,195
          Other current assets                  4,355         1,428
                                            ---------     ---------
           TOTAL CURRENT ASSETS               261,027       187,402



     INVESTMENTS AND DEFERRED CHARGES          22,577        21,666



PROPERTY, PLANT AND EQUIPMENT                 693,666       690,423
           Less allowance for depreciation   (383,558)     (376,383)
                                            ---------     ---------

             NET PROPERTY, PLANT AND
               EQUIPMENT                      310,108       314,040
                                            ---------     ---------

                                            $ 593,712     $ 523,108
                                            =========     =========





See notes to unaudited consolidated condensed financial statements

                 CONSOLIDATED CONDENSED BALANCE SHEETS
        Crown Central Petroleum Corporation and Subsidiaries
                       (thousands of dollars)



                                             March 31       DECEMBER 31
                                               2000            1999
                                             ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)

CURRENT LIABILITIES
   Accounts payable:
      Crude oil and refined products           $ 159,611        $ 118,489
      Other                                       40,145           22,307
   Accrued liabilities                            61,018           60,685
   Income tax payable                                773              413
   Borrowings under Secured Credit Facility       14,783                -
   Current portion of long-term debt                 625              631
                                               ---------        ---------
     TOTAL CURRENT LIABILITIES                   276,955          202,525

LONG-TERM DEBT                                   129,035          129,180

DEFERRED INCOME TAXES                              7,192            7,384

OTHER DEFERRED LIABILITIES                        34,792           34,718


COMMON STOCKHOLDERS' EQUITY
   Class A Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   4,817,394 in 2000 and in 1999                  24,087           24,087

   Class B Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   5,253,862 in 2000 and in 1999                  26,269           26,269
   Additional paid-in capital                     91,850           91,154
   Unearned restricted stock                      (1,745)          (1,049)
   Retained earnings                               4,848            8,411
     Accumulated other comprehensive income          429              429
                                               ---------        ---------
     TOTAL COMMON STOCKHOLDERS' EQUITY           145,738          149,301

                                               ---------        ---------

                                               $ 593,712        $ 523,108
                                               =========        =========



See notes to unaudited consolidated condensed financial statements

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         Crown Central Petroleum Corporation and Subsidiaries
           (thousands of dollars, except per share amounts)


                                                (Unaudited)
                                        Three Months Ended March 31
                                             2000      1999
                                           --------  --------
REVENUES
   Sales and operating revenues           $ 421,484  $ 225,165

OPERATING COSTS AND EXPENSES
   Costs and operating expenses             386,108    204,568
   Selling expenses                          20,213     22,584
   Administrative expenses                    5,408      5,562
   Depreciation and amortization              9,634      8,789
   (Gain) loss on sales, abandonments
      and write-down of property,
      plant and equipment                      (623)       363
                                           --------   --------
                                            420,740    241,866
                                           --------   --------

OPERATING INCOME (LOSS)                         744    (16,701)
   Interest and other income                    221      1,846
   Interest expense                          (4,241)    (3,495)
                                           --------   --------

(LOSS) BEFORE INCOME TAXES                   (3,276)   (18,350)

INCOME TAX EXPENSE (BENEFIT)                    287     (6,520)
                                           --------   --------

NET (LOSS)                                 $ (3,563)  $(11,830)
                                           ========   ========

NET (LOSS) PER SHARE:
   Basic and diluted                       $  (0.36)  $   (1.20)
                                           ========   =========





See notes to unaudited consolidated condensed financial statements

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          Crown Central Petroleum Corporation and Subsidiaries
                         (thousands of dollars)

                                                      (Unaudited)
                                               Three Months Ended March 31
                                                  2000            1999
                                               ----------      ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash from operations before
      changes in assets and liabilities          $  6,598       $  4,468
   Net changes in assets and liabilities           (4,029)         9,151
                                                 --------       --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES     2,569         13,619
                                                 --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                            (4,813)        (9,210)
   Proceeds from sales of property, plant
      and equipment                                   984             29
   Capitalization of software costs                     -            (76)
   Deferred turnaround maintenance                 (3,257)        (4,630)
   Net proceeds from long-term notes receivable       171            504
   Other charges to deferred assets                   (62)          (552)
                                                 --------       --------

      NET CASH (USED IN) INVESTING ACTIVITIES      (6,977)       (13,935)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from debt and credit agreement
      borrowings                                  160,747         97,000
   (Repayments) of debt and credit agreement
      borrowings                                 (146,123)       (87,923)
                                                 --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES    14,624          9,077
                                                 --------       --------


NET INCREASE IN CASH AND CASH EQUIVALENTS        $ 10,216       $  8,761
                                                 ========       ========





See notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------

Crown Central Petroleum Corporation and Subsidiaries

March 31, 2000


NOTE A - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1999.

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

INVENTORIES: The Company's crude oil, refined products, and convenience store merchandise inventories are valued at the lower of cost (last-in, first-out) or market with the exception of crude oil inventory held for resale which is valued at the lower of cost (first-in, first-out) or market. Materials and supplies inventories are valued at cost. Incomplete exchanges of crude oil and refined products due the Company or owing to other companies are reflected in the inventory accounts.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO projections must be based on Management's estimates of expected year-end inventory levels and values.

NOTE B - SUPPLEMENTARY CASH FLOW INFORMATION
--------------------------------------------

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows are comprised of the following:

                                               Three Months Ended March 31
                                                  2000             1999
                                               ----------       ----------
                                                 (thousands of dollars)

(Increase) in accounts receivable               $ (38,781)      $ (10,957)
(Increase) Decrease in inventories                (21,701)         18,011
(Increase) in other current assets                 (2,927)         (5,645)
Increase in crude oil and refined products
   payable                                         41,123          17,416
Increase in other accounts payable                 17,837           2,376
Increase (Decrease) in accrued liabilities
   and other deferred liabilities                     351         (10,863)
Increase (Decrease) in recoverable and
   deferred income taxes                               69         (13,187)
Decrease in restricted cash                             -          12,000
                                                ---------       ---------

                                                $  (4,029)      $   9,151
                                                =========       =========

NOTE C --INVENTORIES
--------------------

Inventories consisted of the following:


                                         March 31   December 31
                                           2000        1999
                                         ---------   ----------
                                         (thousands of dollars)

Crude oil                                $  59,917   $  32,390
Refined products                            97,777      75,926
                                         ---------   ---------
   Total inventories at FIFO
     (approximates current cost)           157,694     108,316
LIFO allowance net of lower of cost
   or market reserve                       (80,408)    (53,006)
   Total crude oil and refined products     77,286      55,310
                                         ---------   ---------

Merchandise inventory at FIFO
  (approximates current cost)                7,606       7,943
LIFO allowance                              (2,807)     (2,807)
   Total merchandise                         4,799       5,136
                                         ---------   ---------

Materials and supplies inventory at FIFO     8,811       8,749
                                         ---------   ---------
   TOTAL INVENTORY                       $  90,896   $  69,195
                                         =========   =========



NOTE D--LONG-TERM DEBT AND CREDIT ARRANGEMENTS
----------------------------------------------

Long-term debt consisted of the following:

                                            March 31   December 31
                                              2000        1999
                                            ---------   ---------
                                            (thousands of dollars)

Unsecured 10 7/8% Senior Notes              $ 124,849   $ 124,841
Purchase Money Liens                            4,696       4,835
Other obligations                                 115         135
                                            ---------   ---------
                                              129,660     129,811
Less current portion                              625         631
                                            ---------   ---------
   LONG-TERM DEBT                           $ 129,035   $ 129,180
                                            =========   =========

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt.

The Purchase Money Liens (Liens) outstanding as of March 31, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of $7.0 million. The remaining principal balance is payable monthly through May 2004.

During March 1999, the Company amended the Loan and Security Agreement (Secured Credit Facility), to provide for up to $125 million in cash borrowings and letters of credit. The Secured Credit Facility, which expires in December 2001, is secured by certain current assets of the Company, and may be used for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants regarding minimum levels of working capital and net worth. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Additionally, the Company pays a fee for unused commitments.

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral after reserves and the application of advance rates. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral. As of March 31, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $128.2 million. As of March 31, 2000, the Company had $14.8 million in cash borrowings and $95.6 million in letters of credit outstanding pursuant to the Secured Credit Facility. As of May 8, 2000, there were $1.3 million of cash borrowings and $82.5 million of outstanding letters of credit pursuant to the Secured Credit Facility.

The Company has obtained additional financial support from Rosemore. As of March 31, 2000, the Company had $8.1 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of May 8, 2000, $15.8 million of guarantees were provided by Rosemore. The Company pays Rosemore a commitment fee for these outstanding performance guarantees. In addition, Rosemore has currently made available to the Company up to $13.4 million for short-term cash borrowings at market interest rates, of which none is currently outstanding. This availability is currently scheduled to expire May 31, 2000. Under the restrictions and limitations of the Notes, the Company is permitted to borrow up to $13.4 million on an unsecured basis.


NOTE E--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred gain from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $1.5 million at March 31, 2000. Included in these hedging strategies are futures contracts maturing through September 2000. The Company is using these contracts to defer the pricing of approximately 1.6% of its crude oil commitments for the aforementioned period.

NOTE F--CAPITAL STOCK AND CALCULATION OF NET (LOSS) PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 199,825 and 214,325 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at March 31, 2000 and 1999, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:

                                             Three Months Ended March 31
                                                 2000         1999
                                              ---------    ----------
                                               (thousands of dollars,
                                                except per share data)
(LOSS) APPLICABLE TO COMMON SHARES

Net (loss)                                   $    (3,563)  $   (11,830)
                                             ===========   ===========

Common shares outstanding at January 1,
  2000, and 1999, respectively                10,071,256    10,053,611

Restricted shares held by the Company
  at January 1, 2000 and 1999, respectively     (199,825)     (182,180)
                                              ----------    ----------

Weighted average number of common shares
  outstanding, as adjusted, at March 31, 2000
  and 1999,respectively - basic and diluted    9,871,431     9,871,431
                                              ==========    ==========

EARNINGS PER SHARE:

Net (loss) basic and diluted                  $    (0.36)   $    (1.20)
                                              ==========    ==========

On February 1, 2000, the Company adopted a one-year Shareholder Rights Plan (Plan) in which rights to purchase its preferred stock was distributed to holders of its common stock on February 15, 2000 to ensure that any strategic transaction undertaken by the Company will be one in which all stockholders can receive fair and equal treatment, and to guard against partial tender offers, open market accumulations and other abusive tactics that might result in unequal treatment of stockholders.

Under the Plan, the Company's Board of Directors has created two new classes of preferred stock, which are named Series A and Series B Junior Participating Preferred stock. The Company has declared a dividend distribution of one preferred stock purchase right on each outstanding share of its common stock. Each right entitles stockholders to buy one one-thousandth of a share of preferred stock at an exercise price of $16.00, with the Company's Class A common stock receiving purchase rights for the Series A preferred stock and the Company's Class B common stock receiving purchase rights for the Series B preferred stock.

Generally, the rights become exercisable only if a person or group acquires a substantial block (i.e., 15% or more) of either class of common stock or announces a tender offer which may result in any entity becoming the owner of a substantial block of either class. For entities currently owning in excess of 14% of any class, however, the rights plan "grandfathers" their current level of ownership (as indicated on such entity's federal securities law filings) plus an additional 1% of that class.

Under the Plan, the Company's Board of Directors can pre-approve a tender offer or other transaction which would otherwise trigger the plan. If an entity acquires a substantial block of either class of the Company's common stock other than pursuant to an offer or transaction which has been pre-approved by the Board of Directors, each right then will entitle its holder to purchase a number of the Company's common shares having a market value at that time of twice the right's exercise price, except for the rights held by the entity who acquired the substantial block of stock, which will become void and will not be exercisable to purchase shares at the bargain purchase price.

If, after an entity has acquired a substantial block of the Company's common stock other than pursuant to an offer or transaction which has been pre-approved by the Board of Directors, the Company is acquired in a merger or other business combination transaction, each right (other than the rights held by the owner of the substantial block) will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the right's exercise price.

The Plan permits the Company to redeem each purchase right at the option of the Board of Directors for $.001 per right or for one one-thousandth of a share of common stock, at any time before a person acquires a substantial block of either class of common stock. Until the rights become exercisable, no separate rights certificate will be issued to stockholders. Instead, the rights will be evidenced by the certificates for the Company's common stock. At the time the rights become exercisable, rights certificates will be distributed to holders of Crown's common stock. The Plan will expire on the earlier of close of business on February 14, 2001 or upon the stockholders' acceptance of the merger with Rosemore. See Note I for further discussion. Due to the net loss from operations for the three months ended March 31, 2000, the issuance of the preferred stock purchase rights has no impact on the dilutive earnings per share amount presented in the previous table.

NOTE G--LITIGATION AND CONTINGENCIES

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000 the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and
April 3, 2000.  The time period covered is April 1, 1998 through December
31, 1999. The Company believes it has valid legal defenses for the majority of the alleged violations and, in any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or that are contained in the proposed administrative order.

On May 5, 2000, the DOJ proposed orally to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $920,000. The Company believes that it either has valid defenses to the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

The Company continues to be involved as a defendant in various matters of litigation, some of which are for substantial amounts. There have been no other changes in the status of litigation and contingencies as discussed in Note I of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K, as amended for the year ended December 31, 1999 which, in the opinion of management, after consultation with counsel, are expected to have a material adverse effect on the Company.

NOTE H--SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies described in Note A of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1999.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.


Three Months Ended March 31, 2000:
                                         Refinery     Retail
                                        Operations   Marketing   Totals
                                        ----------   ---------  --------
                                             (thousands of dollars)

Revenues from external customers        $  287,595  $  134,531  $ 422,126
Intersegment revenues                      117,064           -    117,064
Operating income (loss)                      7,326         (58)     7,268
Capital expenditures                         2,219       2,339      4,558




Three Months Ended March 31, 1999:

                                        Refinery     Retail
                                       Operations   Marketing    Totals
                                       ----------   ---------  ---------
                                            (thousands of dollars)

Revenues from external customers       $ 134,275    $  91,552  $ 225,827
Intersegment revenues                     84,422            -     84,422
Operating (loss)                          (9,077)      (1,364)   (10,441)
Capital expenditures                       4,249        4,246      8,495


Sales and operating revenues reconciliation:

                                             Three Months Ended March 31
                                                2000            1999
                                              --------          --------
                                                (thousands of dollars)

Total external revenues for reportable
   segments                                   $422,126        $225,827
Intersegment revenues for reportable
   segments                                    117,064          84,422
Other revenues                                     183             161
Other adjustments                                 (825)           (823)
Elimination of intersegment revenues          (117,064)        (84,422)
                                              --------        --------
   Sales and operating revenues               $421,484        $225,165
                                              ========        ========

Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.

Net (Loss) before income taxes reconciliation:

                                             Three Months Ended March 31
                                                2000             1999
                                              --------         --------
                                               (thousands of dollars)

Total operating income (loss) from
   reportable segments                        $ 7,268      $ (10,441)
Other income                                       71          1,365
Unallocated amounts:
   Corporate (expenses)                        (6,558)        (5,935)
   Net interest (expense)                      (4,057)        (3,339)
                                             --------      ---------
      Net (Loss) before income taxes         $ (3,276)     $ (18,350)
                                             ========      =========

Capital expenditures reconciliation:

                                           Three Months Ended March 31
                                               2000          1999
                                             --------      --------
                                             (thousands of dollars)

Capital expenditures for reportable
   segments                                  $ 4,558     $  8,495
Other capital expenditures                       255          715
                                             -------     --------
   Total capital expenditures                $ 4,813     $  9,210
                                             =======     ========

NOTE I--SUBSEQUENT EVENT
------------------------

The Company engaged Credit Suisse First Boston (CSFB) during 1999 to act as financial advisor. CSFB is providing the Company with financial advice and assistance in evaluating strategic alternatives to maximize stockholder value. The Company has received offers to purchase all of the outstanding stock of the Company not owned by Rosemore, a Maryland corporation, and Apex Oil Company, Inc. (Apex), a Missouri corporation. Rosemore owns approximately 49% of the Company's outstanding Class A common stock and 11% of the outstanding Class B common stock. Apex owns approximately 15% of the Company's outstanding Class A common stock and approximately 4% of the outstanding Class B common stock. On April 7, 2000, Rosemore increased its cash offer to $9.50 per share. The Independent Committee of the Board of Directors, with the assistance of CSFB and outside counsel, has unanimously recommended Rosemore's offer to the Board of Directors. At its April 7, 2000 meeting, the Board unanimously approved Rosemore's cash offer of $9.50 per share and the Company entered into a binding merger agreement with Rosemore. The merger is subject to certain conditions, including, among others, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of approval of two-thirds of all the votes entitled to be cast on the matter by holders of the Company's Class A and Class B common stock outstanding, voting as a single class, and the absence of defaults under the Indenture governing the Company's 10 7/8% senior notes. The merger will not result in a change-in-control under the 10 7/8% senior notes and therefore would not require immediate repayment to the Noteholders. The merger is expected to be completed in the summer of 2000.

The Company received an amended proposal dated May 1, 2000 from Apex to acquire all of the issued and outstanding Class A and Class B common stock held by the Company's stockholders other than Apex by merger for a price of $10.00 per share. The amended Apex proposal is subject to Apex's receipt of an irrevocable commitment from a lender reasonably satisfactory to Apex to provide financing to the Company (on terms reasonably satisfactory to Apex) in an amount sufficient to repay the Company's 10 7/8% senior notes in the event one or more of the note holders exercise their put rights at 101% under the Indenture governing the Notes following a change of control. The proposal is also conditioned on receiving all necessary governmental approvals and approval from the Company's board of directors and stockholders.

Apex has also amended its alternative proposal dated March 29, 2000 to purchase between 3.5 and 4.5 million shares of Crown's Class A common stock from Crown in a private placement at a price of $9.50 per share by increasing the proposed purchase price to $10.00 per share. Apex is also continuing to advance a stock-for-stock proposal that it made in November 1999, which it asserts would value the existing Company shares at $10.00 per share. Both of these alternative proposals are stated to include a shortfall distribution if the stock of the merged company or Crown fails to reach certain trading ranges, and both are conditioned on the finalization of replacement financing for the Company's 10 7/8% senior notes. Apex has stated that it is willing to post a letter of credit in the amount of $30 million to secure the shortfall distribution. A two-thirds vote for the merger by the stockholders of the Company is required to approve a merger.

The Company's Independent Committee of the Board of Directors is currently evaluating the amended Apex proposals.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

Consolidated sales and operating revenues increased $196.3 million or 87.2% for the three months ended March 31, 2000 compared to the same period of 1999. The 2000 increase was primarily attributable to a 127.0% increase in the average sales price per gallon of petroleum products.
This increase was partially offset by a 3.3% decrease in the volume of petroleum products sold and a 2.5% decrease in merchandise sales due primarily to the sale in the fourth quarter of 1999 of 14 non-strategic retail stores and to The Company's margin improvement strategy. Merchandise sales on a same store basis increased when comparing the three months ended March 31, 2000 with the same period in 1999. See Retail Results of Operations below for further discussion.

Consolidated costs and operating expenses increased $181.5 million or 88.7% for the three months ended March 31, 2000 compared to the same period of 1999. This increase was primarily due to an increase in the costs of crude oil and purchased feedstocks compared with the prior year. The price of West Texas Intermediate crude oil, an industry benchmark, increased from a low of $24.18 per barrel on January 7, 2000, to a high of $33.93 per barrel on March 7, 2000 when in the first quarter of 1999 it increased from $12.15 per barrel at the beginning of the quarter to $16.80 per barrel by quarter end. The Company's use of the last-in, first-out
(LIFO) method of valuing its inventory was significantly affected by these price increases, resulting in increases of the Company's costs and operating expenses of approximately $27.4 million in 2000 and $9.1 million in 1999. The first quarter 1999 costs and operating expenses were partially offset by a recovery of the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products of approximately $7.1 million. The Company's use of the LIFO method to value its inventory results in better matching of costs to revenues by including the most recent costs of products in costs and operating expenses. In periods of rising prices, the LIFO method may cause reported operating income to be lower than the use of the first-in, first-out,
(FIFO) method. Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than the use of the FIFO method.

Selling expenses decreased 10.5% comparing the same periods ended March 31, 2000 and 1999. The 2000 decrease is principally due to decreases in personnel, maintenance and advertising costs related to the Company's retail segment. A portion of the decrease is the result of 4.1% fewer retail units in 2000 than in 1999.

Administrative expenses decreased 2.8% in 2000 compared to 1999. The decrease in 2000 is due primarily to a decrease in salary costs as a result of the completion of the company-wide business process reengineering project in December 1999, which included a computer system upgrade, which also provided year 2000 conformance of the Company's computer systems.

Depreciation and amortization increased 9.6% in 2000 compared to 1999. The 2000 increases were primarily attributable to the increases in the depreciable base of the Company's computer systems as a result of the company-wide information systems upgrade mentioned above.

Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of property, plant and equipment, and LIFO inventory adjustments (EBITDAAL), which measures the Company's cash flow from operations on a FIFO inventory basis increased $33.9 million from $3.3 million in 1999 to $37.2 million in 2000. The increase principally reflects improved industry margins and the Company's demonstrated ability to realize available industry margins. The Company used this increase in EBITDAAL primarily to fund increased working capital requirements attributable to the rise in crude oil and refined product prices during 2000.

REFINING RESULTS OF OPERATIONS
------------------------------

Refining sales and operating revenues for the three months ended March 31, 2000 increased $153.3 million to $287.6 million. The increase in 2000 was due primarily to a significant increase in selling prices of refined petroleum products offset by a slight decrease in volumes sold.

Refining gross margin before LIFO increased $34.9 million (114.2%) from $30.6 million in 1999 to $65.5 million in 2000. The Company's refining gross margin per barrel of $4.39 for the quarter ended March 31, 2000 was slightly lower than the 30-day delayed Gulf Coast 3-2-1 benchmark of $4.76 per barrel due partially to the fixed processing fee received on approximately 35,000 barrels per day related to the Company's crude oil based processing agreement with Statoil Marketing and Trading (US) Inc. The Company's first quarter 1999 refining gross margin was $2.13 per barrel, slightly lower than the 1999 first quarter 30-day delayed Gulf Coast 3-2-1 benchmark of $2.48 per barrel. The Company's use of the LIFO method to value its inventories had a significant impact on its refining gross margin. The effect of LIFO, in these periods of rising prices, decreased the Company's refining gross margin by $27.1 million in 2000 and $9.1 million in 1999. The 1999 refinery operating income reflects the lower of cost or market recovery of $7.1 million previously discussed.

Refining operating expenses increased $.5 million or 1.7% for the three months ended March 31, 2000 compared to the same period ended 1999. This increase was primarily due to higher utility expenses partially offset by lower refinery operating costs due to reduced personnel costs and lower maintenance costs when compared to the same period of 1999.

As a result of the Company's significant increase in refining margin, partially offset by its increase in refining operating expenses, EBITDAAL from refining operations improved $34.3 million to $39.8 million in 2000 from $5.5 million for the same three months ended in 1999.

RETAIL RESULTS OF OPERATIONS
----------------------------

Retail sales and operating revenues increased from $91.6 million for the three months ended March 31, 1999 to $134.5 million for the same period ended in 2000. The 2000 increase is due primarily to increases in the retail prices of refined petroleum products offset slightly by decreases in retail petroleum product volumes and merchandise sales. Total retail petroleum product volumes sold decreased approximately 5.4% and total merchandise sales decreased approximately 2.5% due primarily to the sale of 14 non-strategic stores in late 1999. The retail petroleum product volumes sold on a same store basis decreased 1.5% and merchandise sales on a same store basis increased approximately 2.2% for the three months ended March 31, 2000 compared to the same period in 1999. The decrease in retail petroleum product volumes sold on a same store basis is primarily a result of severe weather conditions in January 2000 and extraordinary consumer purchases of gasoline in late December 1999, in reaction to the threat of the year 2000 computer related concerns. The Company has not been able to attribute any specific decline in retail gasoline volumes to the orchestrated corporate campaign sponsored by the union. See the last paragraph of the Liquidity and Capital Resources section of this report for a further discussion of the campaign. Retail petroleum product volumes on a same store basis increased by 2.6% during February and March 2000 when compared to the same months in 1999. The increase in merchandise sales on a same store basis is primarily due to increases in the selling prices of tobacco products, beer and wine.

The Company's retail gasoline gross margin decreased from $.085 per gallon for the three months ended March 31, 1999 to $.081 per gallon for the same period in 2000. The decrease in the retail gasoline gross margin per gallon in 2000 was primarily the result of retail price increases lagging behind the rapid run-up of wholesale gasoline prices during the quarter when compared to the same period in 1999. The Company's merchandise gross margin percentage increased to 31.5% for the three months ended March 31, 2000 from 30.7% for the same period ended in 1999. This increase is a result of the Company's margin focused pricing strategy on certain high volume products sold.

Retail operating expenses decreased 12.8% for the three months ended March 31, 2000 compared to the same period ended in 1999. This decrease is primarily the result of the Company's sale of the 14 non-strategic stores and also cost savings initiatives that reduced retail support related personnel costs and as well as advertising and maintenance costs. These decreases were partially offset by an increase in depreciation and amortization expenses related to the completion of the Company's retail point-of-sale (POS) system in December 1999.

First quarter retail EBITDAAL improved slightly to $2.8 million in 2000 from $1.6 million in 1999, as the reduction in cash operating expenses offset the aforementioned decrease in retail gross margin.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities (including changes in assets and liabilities) was $2.6 million for the three months ended March 31, 2000 compared to $13.6 million for the three months ended March 31, 1999. Net cash outflows from changes in assets and liabilities for the three months ended March 31, 2000 consisted primarily of increases in accounts receivable and inventories offset by smaller increases in crude oil and other accounts payable. These changes were primarily due to the increase in selling prices of refined products and the increase in purchase prices of crude oil and other purchased feedstocks, respectively. Operating cash flow before changes in assets and liabilities was $6.6 million, as non-cash charges offset the loss for the period. The 1999 inflows consisted primarily of net cash inflows from changes in assets and liabilities of $9.1 million due primarily to a decrease in inventory and increases in crude oil and refined products payable, resulting from increases in the purchase price of crude oil and other purchased feedstocks. Additional cash inflows from changes in assets and liabilities included the return of collateral deposits associated with the Company's financing facilities. These working capital inflows were partially offset by increases in accounts receivable, increases in prepaid insurance and decreases in federal excise tax accruals. Additionally, the 1999 inflows include $4.5 million provided by operations before changes in assets and liabilities.

Net cash outflows from investment activities were $7.0 million for the three months ended March 31, 2000 compared to a net outflow of $13.9 million for the same 1999 period. The 2000 outflows consisted primarily of capital expenditures of $4.8 million (which includes $2.2 million for refinery operations, $2.3 million relating to the marketing area and $.3 million for corporate and other areas) and deferred turnaround maintenance expenditures of $3.3 million offset by $.9 million in proceeds from the sales of property, plant and equipment. The 1999 outflows consisted primarily of capital expenditures of $9.2 million (which includes $4.2 million for refinery operations, $4.2 million relating to the marketing area and $.8 million for corporate and other areas). Additionally, there were $4.6 million of deferred refinery turnaround expenditures and $.6 million of other charges to deferred assets.

Net cash provided by financing activities was $14.6 million for the three months ended March 31, 2000 compared to $9.1 million for the three months ended March 31, 1999. These cash inflows consisted of net proceeds received from borrowings from the Company's Secured Credit Facility.

The ratio of current assets to current liabilities at March 31, 2000 was
 .94:1 compared to .97:1 at March 31, 1999 and .93:1 at December 31, 1999. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.24:1 at March 31, 2000, 1.04:1 at March 31, 1999 and 1.20:1 at December 31, 1999.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that significant capital investments will continue to be required over the next year to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $7.1 million as of March 31, 2000 to cover the estimated costs of compliance with environmental regulations that are not anticipated to be of a capital nature. The $7.1 million liability includes accruals for issues extending beyond the year 2000.

Environmental liabilities are subject to considerable uncertainties that affect the Company's ability to estimate the ultimate cost of its remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required clean-up efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any environmental matters that would be reasonably expected to have a material adverse effect on the Company.

During 2000, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $2.5 million and $0.4 million, respectively. Of these amounts, it is anticipated that $0.8 million for Pasadena and $0.1 million for Tyler will be of a capital nature, while $1.7 million and $0.3 million, respectively, has been budgeted for non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned for 2000 totaling approximately $3.3 million.

The Company's principal purchases (crude oil and convenience store merchandise) are transacted under open lines of credit with its major suppliers, through credit enhancements pursuant to the Secured Credit Facility, or through financial performance guarantees provided by Rosemore. The Company maintains its Secured Credit Facility to finance its working capital requirements and supplement internally generated sources of cash for corporate requirements.

During March 1999, the Company amended the Secured Credit Facility, to provide for up to $125 million in cash borrowings and letters of credit. The Secured Credit Facility, which expires in December 2001, is secured by certain current assets of the Company, and may be used for general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants regarding minimum levels of working capital and net worth. Borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Additionally, the Company pays a fee for unused commitments.

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral after reserves and the application of advance rates. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral. As of March 31, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $128.2 million. As of March 31, 2000, the Company had $14.8 million in cash borrowings and $95.6 million in letters of credit of outstanding pursuant to the Secured Credit Facility. As of May 8, 2000, there were $1.3 million of cash borrowings and $82.5 million of outstanding letters of credit pursuant to the Secured Credit Facility.

The Company has obtained additional financial support from Rosemore. As of March 31, 2000, the Company had $8.1 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of May 8, 2000, $15.8 million of guarantees were provided by Rosemore. The Company pays Rosemore a commitment fee for these outstanding performance guarantees. In addition, Rosemore has currently made available to the Company up to $13.4 million for short-term cash borrowings at market interest rates, of which none is currently outstanding. This availability is currently scheduled to expire May 31, 2000. Under the restrictions and limitations of the Notes, the Company is permitted to borrow up to $13.4 million on an unsecured basis.

At the Company's option, the 10 7/8% Senior Notes (Notes) may currently be redeemed at 105.42% of the principal amount and thereafter at an annually declining premium over the principal amount until February 1, 2003, when no premium is required. The Notes were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt. The Indenture substantially restricts the Company's ability to borrow outside of the Secured Credit Facility. The Notes have no sinking fund requirements.

The Purchase Money Liens outstanding as of March 31, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of $7.0 million. The remaining principal balance is payable monthly through May 2004.

The Company's management is involved in a continual process of evaluating growth opportunities in its business segments as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 2000 are projected to approximate $34 million. The capital expenditures relate primarily to planned enhancements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including the Secured Credit Facility, or a successor agreement, will be sufficient over the next several quarters to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one-year periods upon agreement between the Company and the agent of the facility. Any major acquisition or other substantial expenditure would likely require a combination of additional debt and equity.

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

Merchandise sales and operating revenues from the Company's convenience stores are seasonal in nature, generally producing higher sales and earnings in the summer months than at other times of the year. Gasoline sales, both at the Company's multi-pump stations and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues may vary during the year. This seasonality does not, however, negatively impact the Company's overall ability to sell its refined products.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns to refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $2 million.

The Company has disclosed in Item 3. Legal Proceedings on page 6 and in
Note I of the Notes to Consolidated Financial Statements on page 35 of the Annual Report on Form 10-K, as amended for the year ended December 31, 1999, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 6 of the Annual Report on Form 10-K, as amended for the year ended December 31, 1999, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations and also as a result of its unsatisfactory status of the negotiations, on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit at the Pasadena facility. As previously disclosed, since that time, PACE, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations. The lock-out and negotiations on a new contract continue.

EFFECTS OF INFLATION AND CHANGING PRICES
----------------------------------------

The Company's financial statements were prepared using the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the dollar. In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs. As a result, depreciation would be greater if it were based on current replacement costs. However, since the replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits and mitigating increased depreciation and operating costs.

In recent years, crude oil and refined petroleum product prices have been volatile which has impacted working capital requirements. If the prices increase in the future, the Company would expect a related increase in working capital needs and financial performance capability.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

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

The following table presents the current market value of the Company's outstanding derivative commodity instruments held at March 31, 2000 based on crude oil and refined products market prices at that date and the estimated impact on future earnings before taxes based on the sensitivity of those instruments to a 10% increase or decrease in market prices.


                                              Anticipated Gain (Loss)
                                         --------------------------------
                         Current Value   10% Increase in  10% Decrease in
                         March 31,2000    Market Prices    Market Prices
                        ---------------- ---------------  ---------------
                                          (in thousands)

Commodity futures          $   1,030         $(1,794)        $   1,794
Commodity forwards           (10,909)          6,913            (6,913)
                           ---------        -------         ---------
     Total                 $  (9,879)       $ 5,119        $   (5,119)
                           =========        =======         =========

Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Changes in these rates could significantly impact the level of earnings in future periods.

The Company engaged Credit Suisse First Boston (CSFB) during 1999 to act as financial advisor. CSFB is providing the Company with financial advice and assistance in evaluating strategic alternatives to maximize stockholder value. The Company has received offers to purchase all of the outstanding stock of the Company not owned by Rosemore, a Maryland corporation, and Apex Oil Company, Inc. (Apex), a Missouri corporation. Rosemore owns approximately 49% of the Company's outstanding Class A common stock and 11% of the outstanding Class B common stock. Apex owns approximately 15% of the Company's outstanding Class A common stock and approximately 4% of the outstanding Class B common stock. On April 7, 2000, Rosemore increased its cash offer to $9.50 per share. The Independent Committee of the Board of Directors, with the assistance of CSFB and outside counsel, has unanimously recommended Rosemore's offer to the Board of Directors. At its April 7, 2000 meeting, the Board unanimously approved Rosemore's cash offer of $9.50 per share and the Company entered into a binding merger agreement with Rosemore. The merger is subject to certain conditions, including, among others, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of approval of two-thirds of all the votes entitled to be cast on the matter by holders of the Company's Class A and Class B common stock outstanding, voting as a single class, and the absence of defaults under the Indenture governing the Company's 10 7/8% senior notes. The merger will not result in a change-in-control under the 10 7/8% senior notes and therefore would not require immediate repayment to the Noteholders. The merger is expected to be completed in the summer of 2000.

The Company received an amended proposal dated May 1, 2000 from Apex to acquire all of the issued and outstanding Class A and Class B common stock held by the Company's stockholders other than Apex by merger for a price of $10.00 per share. The amended Apex proposal is subject to Apex's receipt of an irrevocable commitment from a lender reasonably satisfactory to Apex to provide financing to the Company (on terms reasonably satisfactory to Apex) in an amount sufficient to repay the Company's 10 7/8% senior notes in the event one or more of the note holders exercise their put rights at 101% under the Indenture governing the Notes following a change of control. The proposal is also conditioned on receiving all necessary governmental approvals and approval from the Company's board of directors and stockholders.

Apex has also amended its alternative proposal dated March 29, 2000 to purchase between 3.5 and 4.5 million shares of the Company's Class A common stock from the Company in a private placement at a price of $9.50 per share by increasing the proposed purchase price to $10.00 per share. Apex is also continuing to advance a stock-for-stock proposal that it made in November 1999, which it asserts would value the existing Company shares at $10.00 per share. Both of these alternative proposals are stated to include a shortfall distribution if the stock of the merged company or the Company fails to reach certain trading ranges, and both are conditioned on the finalization of replacement financing for the Company's 10 7/8% senior notes. Apex has stated that it is willing to post a letter of credit in the amount of $30 million to secure the shortfall distribution. A two-thirds vote for the merger by the stockholders of the Company is required to approve a merger.

The Company's Independent Committee of the Board of Directors is currently evaluating the amended Apex proposals.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 15 of this report. The Company's market risk disclosures relating to outstanding cash borrowings under the Secured Credit Facility are also discussed in MD&A on page 15 of this report.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000 the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and
April 3, 2000.  The time period covered is April 1, 1998 through
December 31, 1999. The Company believes it has valid legal defenses for the majority of the alleged violations and, in any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or that are contained in the proposed administrative order.

On May 5, 2000, the DOJ proposed orally to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $920,000. The Company believes that it either has valid defenses to the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

The Summary Judgement in the Clean Air Act citizens' suit, TEXANS UNITED FOR A SAFE ECONOMY EDUCATION FUND, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, H-97-2427 (S.D. Tex.) was reversed and remanded back to the District Court by the United States Court of Appeals for the Fifth Circuit on April 6, 2000. The Company will continue to vigorously defend the case on its merits.

The Company has reached an agreement in principle to settle the CRYE ET AL. VS. REICHHOLD CHEMICALS, INC., ET AL., case #97-24399 (334th Judicial District, Harris Co., Tex.) for an amount which will not have a material adverse effect on the Company.

The Company has been advised by the plaintiff's counsel in the MAIDEN V. CROWN CENTRAL PETROLEUM CORPORATION, ET AL., case #24-C-00-001238 (Circuit Court for Baltimore City, Maryland) that an Amended Complaint will be filed in place of the original Complaint. There have been no proceedings in the case thus far.

There have been no other material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

The Company is involved in various matters of litigation, the ultimate outcome of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


    (a)   Exhibits:

      3 (i) - Articles Supplementary setting forth the designation, preferences and rights of the Series A Junior Participating Preferred Stock and the Series B Junior Participating Preferred Stock of Crown Central Petroleum Corporation dated February 1, 2000, previously filed as Exhibit 1 to the Form 8-A filed by the Company on February 3, 2000 registering the Series A Rights and the Series B Rights under the Exchange Act and incorporated herein by reference, as amended by Amendment No. 1 on Form 8-A/A filed by the Company with the Commission on April 11, 2000 and incorporated herein by reference and Amendment No. 2 on Form 8-A/A filed by the Company with the Commission on April 19, 2000 and incorporated herein by reference.

      3 (ii) - Bylaws of Crown Central Petroleum Corporation, as amended and restated on April 27, 2000

      4      -  First Amendment to Rights Agreement dated as of April 10,
                2000 between the Company and First Union National Bank, as Rights Agent, previously filed as Exhibit 4 to the Current Report on Form 8-K filed with the Commission on April 10, 2000 and incorporated herein by reference

      20     -  Interim Report to Stockholders for the three months ended
                March 31, 2000

      27 (a) -  Financial Data Schedule for the three months ended
                March 31, 2000

      27 (b) - Financial Data Schedule for the three months ended March 31, 1999 - revised

   (b)   Reports on Form 8-K:

Reports filed on Form 8-K with the Securities and Exchange Commission from January 1, 2000 to May 10, 2000 are as follows:

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

      Form 8-K dated March 31, 2000
         Item 5. Other Events - Amended Proposals received by Rosemore, Inc. and Apex Oil Company.
         Item 7. Financial Statements and Exhibits - Exhibit No. 99.1 Proposal letter received from Rosemore, Inc., Exhibit No. 99.2 Letter from Apex Oil Company, Inc. regarding certain conditions to proposal set forth in letter of March 9, 2000 and advancing stock for stock and private placement proposals. Exhibit No. 99.3 Press Release regarding amended proposals.

      Form 8-K dated April 3, 2000
         Item 5. Other Events - Amended Proposal Received from Rosemore,
                 Inc.
         Item 7. Financial Statements and Exhibits - Exhibit No. 99.1 Press Release relating to the Rosemore's amended proposal.

      Form 8-K dated April 10, 2000
         Item 5. Other Events - Crown entered into a definitive merger agreement and plan of action with Rosemore, Inc. dated April 7, 2000.
         Item 7. Financial Statements and Exhibits - Exhibit No. 2 - Agreement and Plan of Merger, Exhibit No. 4 - First Amendment to Rights Agreement and Exhibit No. 99.1 Press Release relating to the Company's definitive merger agreement and plan of action with Rosemore, Inc.

      Form 8-K dated May 2, 2000
         Item 5. Other Events - Amended Proposals Received from Apex Oil Company, Inc.
         Item 7. Financial Statements and Exhibits - Exhibit No. 99.1 Letter regarding amended proposals received from Apex Oil Company and Exhibit No. 99.2 Press Release relating to the amended proposals.


                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                             CROWN CENTRAL PETROLEUM CORPORATION


                             /s/--Jan L. Ries
                             -----------------
                             Jan L. Ries
                             Controller
                             Chief Accounting Officer
                             and Duly Authorized Officer

Date:  May 11, 2000