Form 10-K/A
period 1999-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-06-29
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (AMENDMENT NO. 3)


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

This Amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is being filed by Crown Central Petroleum Corporation in order to amend the following: Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a)(3) and (c) List of Exhibits

Exhibit
Number

  23 Consent of Ernst & Young LLP, independent accountants, relating to the financial statements of the Crown Central Employees Savings Plan (the "Plan") is filed herewith.

  99       FORM 11-K


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.

                            CROWN CENTRAL PETROLEUM CORPORATION


                            /s/---Jan L. Ries
                            Jan L. Ries
                            Controller, Chief Accounting Officer
                            and Duly Authorized Officer

Date: June 28, 2000