Form 10-Q
period 2000-06-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-08-07
CIK 25885

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549-1004

                             FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended JUNE 30, 2000


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

The number of shares outstanding at June 30, 2000 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,250,562 shares, respectively.

        CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS


                                                                PAGE
                                                                ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets
         June 30, 2000 and December 31, 1999                       2

         Consolidated Condensed Statements of Operations
         Three and six months ended June 30, 2000 and 1999         4

         Consolidated Condensed Statements of Cash Flows
         Six months ended June 30, 2000 and 1999                   5

         Notes to Unaudited Consolidated Condensed Financial
           Statements                                              6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      11

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                              17


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                        17

Item 6 - Exhibits and Reports on Form 8-K                         17

SIGNATURE                                                         19

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  CONSOLIDATED CONDENSED BALANCE SHEETS
         Crown Central Petroleum Corporation and Subsidiaries
                      (thousands of dollars)


                                            June 30      December 31
                                              2000          1999
                                            --------     -----------
                                           (Unaudited)
  ASSETS
  ------
  CURRENT ASSETS
  --------------
    Cash and cash equivalents               $  10,612     $  12,447
      Accounts receivable, less
        allowance for doubtful
        accounts (2000--$477,
          1999--$552)                         117,428       104,332
      Inventories, net of LIFO
        reserves (2000 -- $86,153
        1999 -- $55,813)                       86,713        69,195
          Other current assets                  7,353         1,428
                                            ---------     ---------
           TOTAL CURRENT ASSETS               222,106       187,402



     INVESTMENTS AND DEFERRED CHARGES          21,820        21,666



PROPERTY, PLANT AND EQUIPMENT                 695,691       690,423
           Less allowance for depreciation   (390,435)     (376,383)
                                            ---------     ---------

             NET PROPERTY, PLANT AND
               EQUIPMENT                      305,256       314,040
                                            ---------     ---------

                                            $ 549,182     $ 523,108
                                            =========     =========





See notes to unaudited consolidated condensed financial statements

                 CONSOLIDATED CONDENSED BALANCE SHEETS
        Crown Central Petroleum Corporation and Subsidiaries
                       (thousands of dollars)



                                               June 30      DECEMBER 31
                                                 2000          1999
                                               -------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)
------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable:
      Crude oil and refined products           $ 120,733      $ 118,489
      Other                                       37,013         22,307
   Accrued liabilities                            61,578         60,685
   Income tax payable                              1,673            413
   Current portion of long-term debt                 582            631
                                               ---------      ---------
     TOTAL CURRENT LIABILITIES                   221,579        202,525

LONG-TERM DEBT                                   128,854        129,180

DEFERRED INCOME TAXES                              8,890          7,384

OTHER DEFERRED LIABILITIES                        34,907         34,718


COMMON STOCKHOLDERS' EQUITY
   Class A Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   4,817,394 in 2000 and in 1999                  24,087         24,087

   Class B Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   5,250,562 in 2000 and 5,253,862 in 1999        26,253         26,269
   Additional paid-in capital                     91,902         91,154
   Unearned restricted stock                      (1,780)        (1,049)
   Retained earnings                              14,061          8,411
   Accumulated other comprehensive income            429            429
                                               ---------      ---------
     TOTAL COMMON STOCKHOLDERS' EQUITY           154,952        149,301

                                               ---------      ---------

                                               $ 549,182      $ 523,108
                                               =========      =========

See notes to unaudited consolidated condensed financial statements

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             Crown Central Petroleum Corporation and Subsidiaries
               (thousands of dollars, except per share amounts)


                                               (Unaudited)
                         Three Months Ended June 30  Six Months Ended June 30
                             2000         1999           2000         1999
                          ----------   ----------     ----------   ----------
REVENUES
     Sales and operating
       revenues           $  481,049   $  281,413     $  902,533   $  506,578

OPERATING COSTS AND EXPENSES
     Costs and operating
       expenses              430,365      260,448        816,473      465,016
     Selling expenses         20,281       21,342         40,494       43,926
     Administrative
       expenses                4,839        5,145         10,248       10,707
     Depreciation and
       amortization            9,708        9,091         19,343       17,880
     (Gain) loss on sales,
       abandonments and
       write-down of
       property, plant
       and equipment             219         (754)          (406)        (391)
                          ----------   ----------     ----------   ----------

                             465,412      295,272        886,152      537,138
                          ----------   ----------     ----------   ----------

OPERATING INCOME (LOSS)       15,637      (13,859)        16,381      (30,560)
     Interest and other
       income                  1,151          201          1,372        2,493
     Interest expense         (4,302)      (3,613)        (8,543)      (7,554)
                          ----------   ----------     ----------   ----------


INCOME (LOSS) BEFORE
  INCOME TAXES                12,486      (17,271)         9,210      (35,621)

INCOME TAX EXPENSE
  (BENEFIT)                    3,273       (6,242)         3,560      (12,762)
                          ----------   ----------     ----------   ----------


NET INCOME (LOSS)         $    9,213   $  (11,029)    $    5,650   $  (22,859)
                          ==========   ==========     ==========   ==========


NET INCOME (LOSS) PER
  Share:
     Basic                $      .93   $    (1.12)    $      .57   $    (2.32)
                          ==========   ==========     ==========   ==========

     Diluted              $      .92   $    (1.12)    $      .56   $    (2.32)
                          ==========   ==========     ==========   ==========


See notes to unaudited consolidated condensed financial statements

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Crown Central Petroleum Corporation and Subsidiaries
                           (thousands of dollars)


                                                       (Unaudited)
                                                 Six Months Ended June 30
                                                     2000          1999
                                                ----------      ----------

NET CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash from operations before
        changes in assets and liabilities       $   28,589      $  (13,996)
    Net changes in assets and liabilities          (18,743)          5,255
                                                ----------      ----------

        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                       9,846          (8,741)
                                                ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                            (8,075)        (12,910)
    Proceeds from sales of property and equipment    1,394           1,194
    Capitalization of software costs                     -          (1,214)
    Deferred turnaround maintenance                 (4,296)         (5,513)
    Net proceeds from long-term notes receivable       338             532
    Other changes in deferred assets                  (651)          1,017
                                                ----------      ----------

        NET CASH (USED IN) INVESTING ACTIVITIES    (11,290)        (16,894)
                                                ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from debt and credit agreement
       borrowings                                  530,740         254,014
    (Repayments) of debt and credit agreement
       borrowings                                 (531,131)       (230,340)
                                                ----------      ----------

        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                        (391)         23,674
                                                ----------      ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS     $   (1,835)     $   (1,961)
                                                ==========      ==========

See notes to unaudited consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

June 30, 2000



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1999.

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

NOTE B - SUPPLEMENTARY CASH FLOW INFORMATION

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows are comprised of the following:


                                               Six Months Ended June 30
                                                    2000       1999
                                                ---------    ---------
                                                (thousands of dollars)

(Increase) in accounts receivable               $ (13,096)   $ (36,069)
(Increase) in inventories                         (17,518)     (10,109)
(Increase) in other current assets                 (5,925)      (3,234)
Increase in crude oil and refined products
  payable                                           2,244       42,948
Increase (decrease) in other accounts payable      14,706       (8,563)
Increase in accrued liabilities and other
  deferred liabilities                                918        8,712
Increase in income taxes payable                    1,260            -
(Decrease) in recoverable and deferred
  income taxes                                     (1,332)        (430)
Decrease in restricted cash                             -       12,000
                                                ---------   ----------

                                                $ (18,743)  $    5,255
                                                =========   ==========

NOTE C --INVENTORIES

Inventories consisted of the following:

                                                   June 30     December 31
                                                     2000          1999
                                                   ---------   ---------
                                                   (thousands of dollars)

Crude oil                                          $  47,737   $  32,390
Refined products                                     109,028      75,926
                                                   ---------   ---------
    Total inventories at FIFO (approximates
      current cost)                                  156,765     108,316
LIFO allowance                                       (83,346)    (53,006)
                                                   ---------    --------
    Total crude oil and refined products              73,419      55,310
                                                   ---------    --------

Merchandise inventory at FIFO (approximates
  current cost)                                        7,495       7,943
LIFO allowance                                        (2,807)     (2,807)
                                                   ---------    --------
    Total merchandise                                  4,688       5,136
                                                   ---------    --------

Materials and supplies inventory at FIFO               8,606       8,749
                                                   ---------    --------
    TOTAL INVENTORY                                $  86,713   $  69,195
                                                   =========   =========


NOTE D--LONG-TERM DEBT AND CREDIT ARRANGEMENTS


Long-term debt consisted of the following:


                                                   June 30     December 31
                                                     2000          1999
                                                   ---------   ---------
                                                   (thousands of dollars)

Unsecured 10 7/8% Senior Notes                     $ 124,857    $ 124,841
Purchase Money Liens                                   4,579        4,835
Other obligations                                          -          135
                                                   ---------    ---------
                                                     129,436      129,811
Less current portion                                     582          631
                                                   ---------    ---------
    LONG-TERM DEBT                                 $ 128,854    $ 129,180
                                                   =========    =========


The 10 7/8% Senior Notes due 2005 (Notes) were issued under an
Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt.

The Purchase Money Liens (Liens) outstanding as of June 30, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of $6.9 million. The remaining principal balance is payable monthly through May 2004.

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

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral after reserves and the application of advance rates. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral. As of June 30, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $130.7 million. As of June 30, 2000, the Company had $27.6 million in letters of credit and no cash borrowings outstanding pursuant to the Secured Credit Facility. As of July 28, 2000, there were no cash borrowings and $43.0 million of outstanding letters of credit pursuant to the Secured Credit Facility.

The Company has obtained additional financial support from Rosemore that currently expires on September 30, 2000. As of June 30, 2000, the Company had $24.3 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of July 28, 2000, $61.0 million of guarantees were provided by Rosemore. The Company pays Rosemore a commitment fee for these outstanding performance guarantees. Rosemore has also made available to the Company up to $16.2 million in unsecured cash borrowings. No borrowings under this facility were outstanding at June 30, 2000 or at July 28, 2000.

NOTE E--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred loss from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $3.5 million at June 30, 2000. Included in these hedging strategies are futures contracts maturing through September 2000. The Company is using these contracts to defer the pricing of approximately 9.3% of its crude oil commitments for the aforementioned period.

NOTE F--CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 196,450 and 175,252 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at June 30, 2000 and 1999, respectively. The PVRS shares are not considered outstanding for the basic earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:

                                          Three Months Ended June 30
                                            2000                   1999
                                         -----------            -----------
                                     (thousands of dollars, except share data)

INCOME (LOSS) APPLICABLE TO
  COMMON SHARES
Net income (loss)                        $     9,213            $   (11,029)
                                         ===========            ===========

Common shares outstanding at April 1,
  2000 and 1999, respectively             10,071,256             10,053,611

Restricted shares held by the Company
  at April 1, 2000 and 1999,
  respectively                              (199,825)              (182,180)
                                         -----------            -----------

Weighted average number of common
     shares outstanding, as adjusted,
     at June 30, 2000 and 1999,
     respectively - basic                  9,871,431              9,871,431
                                         ===========           ============

Effect of dilutive securities:
     Contingent issuance - Performance
       Vested
         Restricted shares                   114,546                      -
     Employee stock options                    7,670                      -
                                         -----------           ------------

Weighted average number of common shares
   outstanding, as adjusted, at June 30,
   2000 and 1999, respectively - diluted   9,993,647              9,871,431
                                         ===========           ============

EARNINGS PER SHARE:
Net income (loss) basic                  $      0.93           $     (1.12)
                                         ===========           ===========
Net income (loss) diluted                $      0.92           $     (1.12)
                                         ===========           ===========

                                             Six Months Ended June 30
                                            2000                   1999
                                         -----------            -----------
                                     (thousands of dollars, except share data)

INCOME (LOSS) APPLICABLE TO
  COMMON SHARES
Net income (loss)                        $     5,650            $   (22,859)
                                         ===========            ===========

Common shares outstanding at January 1,
  2000 and 1999, respectively             10,071,256             10,053,611

Restricted shares held by the Company
  at January 1, 2000 and 1999,
  respectively                              (199,825)              (182,180)
                                         -----------            -----------

Weighted average number of common
     shares outstanding, as adjusted,
     at June 30, 2000 and 1999,
     respectively - basic                  9,871,431              9,871,431
                                         ===========           ============

Effect of dilutive securities:
     Contingent issuance - Performance
       Vested
         Restricted shares                   127,951                      -
     Employee stock options                    1,477                      -
                                         -----------           ------------

Weighted average number of common shares
   outstanding, as adjusted, at June 30,
   2000 and 1999, respectively - diluted  10,000,859              9,871,431
                                         ===========           ============

EARNINGS PER SHARE:
Net income (loss) basic                  $      0.57           $     (2.32)
                                         ===========           ===========
Net income (loss) diluted                $      0.56           $     (2.32)
                                         ===========           ===========


NOTE G--LITIGATION AND CONTINGENCIES

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000 the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and April 3, 2000. The time period covered is April 1, 1998 through December 31, 1999. Following negotiations with the Company, the TNRCC agreed to reduce the proposed civil penalty to $873,000. The Company believes that it has valid legal defenses for the majority of the alleged violations and that even as revised the proposed penalty is excessive. Accordingly, the Company intends to continue to attempt to negotiate an appropriate settlement with the Agency. In any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or the proposed administrative order.

On May 5, 2000, the DOJ proposed orally to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $920,000. The Company believes that it either has valid defenses to a majority of the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

The Company continues to be involved as a defendant in various matters of litigation, some of which are for substantial amounts. There have been no other changes in the status of litigation and contingencies as discussed in Note I of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in Note G of the Notes to the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2000 which, in the opinion of management, after consultation with counsel, are expected to have a material adverse effect on the Company.


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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies contained in Note A of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.

                                        Three Months Ended  Six Months Ended
                                              June 30           June 30
                                           2000    1999       2000    1999
                                       --------  --------  --------  --------
                                               (thousands of dollars)
Sales and operating revenues from
  external customers:
    Refinery operations                $327,041  $167,186  $614,636  $301,460
    Retail operations                   154,763   114,912   289,294   206,463
    Other revenues                          167       172       350       300
    Other adjustments                      (922)     (857)   (1,747)   (1,645)
                                       --------  --------  --------  --------
Total sales and operating revenues     $481,049  $281,413  $902,533  $506,578
                                       ========  ========  ========  ========

Intersegment sales and operating
  revenues:
    Refinery operations                 $123,771 $ 67,703  $240,834  $152,125

Income (loss) before income taxes:
  Refinery operations                   $ 22,971 $ (8,949) $ 30,299  $(18,023)
  Retail operations                        3,475    3,698     3,416     2,332
  Other income (loss)                        677     (536)      749       829
  Unallocated amounts:
    Corporate (expenses)                 (10,564)  (7,944)  (17,123)  (13,880)
    Net interest (expenses)               (4,073)  (3,540)   (8,131)   (6,879)
                                        -------- --------  --------  --------
Total income (loss) before income taxes $ 12,486 $(17,271) $  9,210  $(35,621)
                                        ======== ========  ========  ========


Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating costs and expenses in accordance with accounting principles generally accepted in the United States.


NOTE I--OTHER MATTERS

The Company filed a Definitive Proxy Statement with the Securities and Exchange Commission dated July 20, 2000, as subsequently amended, wherein Rosemore, Inc., a related party, has offered to merge with the Company by paying stockholders of the Company $9.50 per share for all outstanding shares of both Class A and Class B common stocks. The Board of Directors of the Company has requested stockholders to vote for the proposed merger. An August 24, 2000 Special Meeting of Stockholders has been set to vote on the proposed merger.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated sales and operating revenues increased $199.6 million or 70.9% for the three months ended June 30, 2000 compared to the same period of 1999. For the six months ended June 30, 2000, consolidated sales and operating revenues increased $396.0 million or 78.2% compared to 1999. These increases were primarily attributable to 112.1% and 102.8% increases in the average sales price per gallon of refined petroleum products and to the 6.6% and 1.6% increases in the volume of petroleum products sold for the three and six months ended June 30, 2000, respectively. The increase in volumes sold is primarily related to increases in refining petroleum product production due to higher available refining margins in 2000 compared to 1999. These increases were partially offset by a 2.9% decrease in merchandise sales for the three months ended and a 2.5% decrease in merchandise sales for the six months ended June 30, 2000. These decreases were primarily due to the sale in the fourth quarter of 1999 of 14 non-strategic retail stores and the sale or closure of seven additional locations. Merchandise sales on a same store basis increased when comparing both the three and six months ended June 30, 2000 with the same periods in 1999. (See Retail Results of Operations below for further discussion).

Consolidated costs and operating expenses increased $169.9
million or 65.2% for the three months ended June 30, 2000 compared to the same period of 1999. For the six months ended
June 30, 2000, consolidated costs and operating expenses increased $351.5 million or 75.6% compared to the same period in 1999. These increases were primarily due to higher costs of crude oil and purchased feedstocks compared with the same periods of the prior year. West Texas Intermediate (WTI) crude oil, an industry benchmark, averaged $28.93 per barrel for the second quarter ended June 30, 2000, a 64.0%
increase over the same period in 1999 when the average was $17.64 per barrel. For the six months ended June 30, 2000, the WTI crude oil average price increased 87.8% to $28.88 per barrel from $15.38 per barrel for the same period in 1999. The Company's use of the last-in, first-out (LIFO) method of valuing its inventory was significantly affected by these price increases, resulting in increases of the Company's costs and operating expenses of approximately $2.9 million for the second quarter ended June 30, 2000 and $30.3 million for the six months ended June 30, 2000 compared to $12.3 for the second quarter ended June 30, 1999 and $21.5 million for the six months ended June 30, 1999. Costs and operating expenses for the six months ended 1999 were partially offset by a recovery of $7.1 million in the first quarter of 1999 related to the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products. The Company's use of the LIFO method to value its inventory results in better matching of costs to revenues. In periods of rising prices, the LIFO method may cause reported operating income to be lower than the use of the first-in, first-out, (FIFO) method. Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than the use of the FIFO method. In 1994, the Company established the Performance Incentive Plan (PIP) to recognize and reward employees for the financial achievements of the Company. Awards under the plan are based on the Company's achievement of certain key performance goals related to Earnings
Before Interest, Taxes, Depreciation, Amortization, Abandonments of property, plant and equipment, and LIFO inventory adjustments (EBITDAAL) and Net Income. Due to the Company's improved performance through the six months ended June 30, 2000, costs and operating expenses included $4.4 million of accrued employee incentive payments under the PIP.

Selling expenses decreased $1.1 million or 5.0% for the three months ended June 30, 2000 and decreased $3.4 million or 7.8% for the six months ended June 30, 2000 when compared to the same periods ended in 1999. These decreases are due to reductions in personnel, maintenance and advertising costs related to the Company's retail segment, principally due to the reduction of retail stores previously mentioned and to a retail marketing administrative staff reorganization in mid-year 1999.

Administrative expenses decreased 5.9% for the second quarter 2000 and 4.3% for the six months ended June 30, 2000 compared to the same periods in 1999. These decreases are due primarily to reductions in personnel throughout the administrative area as a result of the completion of the company-wide business process reengineering project in December 1999, which included a computer system upgrade, and also provided year 2000 conformance of the Company's computer systems.

Depreciation and amortization increased 6.8% in the three months ended June 30, 2000 and 8.2% in the six months ended June 30, 2000 when compared to the same periods ended in 1999. These increases were primarily attributable to the increases in the depreciable base of the Company's computer systems as a result of the information systems upgrade mentioned above.

EBITDAAL, which measures the Company's cash flow from operations on a FIFO inventory basis increased $56.4 million from $10.2 million for the six months ended June 30, 1999 to $66.6 million for the same period ended in 2000. The increase principally reflects improved industry margins. This increase in EBITDAAL primarily funded higher working capital requirements attributable to rising crude oil and refined product prices.

REFINING RESULTS OF OPERATIONS

Refining sales and operating revenues for the three months ended June 30, 2000 increased $159.9 million to $327.0 million from $167.2 million for the second quarter ended June 30, 1999. For the six months ended June 30, 2000 Refining sales and operating revenues increased $313.2 million to $614.6 million. These increases were due primarily to significant increases in the average selling prices per barrel of refined petroleum products of 126.9% for the three months ended June 30, 2000 and 101.3% for the six months ended June 30, 2000 when compared with the same periods of 1999. Petroleum product volumes sold during the three and six months ended June 30, 2000 also increased by 10.9% and 4.1%, respectively when compared to the same periods of 1999.

Refining gross margin before LIFO increased $27.5 million (79.1%) from $34.8 million for the three months ended June 30, 1999 to $62.3 million for the three months ended June 30, 2000. For the six months ended June 30, 2000, the refining gross margin before

LIFO increased $62.4 million to $127.8 million when compared to the same period in 1999. These increases in refining gross margin reflect similar industry-wide increases in average refining margins due to the demand for refined petroleum products exceeding the available supply of crude oil and refined petroleum products during the period. The Company's refining gross margin per barrel of $4.33 for the quarter ended June 30, 2000 and $4.36 for the six months ended June 30, 2000 were lower than the average 20-day delayed Gulf Coast 3-2-1 benchmark of $6.23 per barrel and $5.16 per barrel for the same quarter and six months ended, respectively. This difference is primarily due to firm commitment losses during the quarter of $10.1 million or $0.74 per barrel and to the fixed processing fee received on approximately 35,000 barrels per day related to the Company's crude oil based processing agreement with Statoil Marketing and Trading (US) Inc. (Statoil Agreement). In periods of high refining margins the fixed processing fee received under the Statoil Agreement has a negative effect on the Company's average refining margin per barrel and conversely, in periods of low refining margins, the agreement has a positive impact on the Company's average refining margin per barrel. During the three months ended June 30, 2000, the Company's refineries experienced some major unit outages that resulted in lost opportunity margin of approximately $1.2 million or $0.09 per barrel. The unit outages occurred in April, in which the refining margins were at its lowest levels during the quarter. Both refineries were operating at rated capacity in May and June when margins were at its highest levels during the quarter. For the three and six months ended June 30, 1999, the Statoil Agreement's processing fee per barrel exceeded the average 20-day delayed Gulf Coast 3-2-1 benchmark that prevailed during the periods. As a result, the Company's three and six months ended 1999 refining gross margins of $2.55 per barrel and $2.76 per barrel, respectively, were slightly higher than the average 20-day delayed Gulf Coast 3-2-1 benchmark of $2.32 per barrel for the three months ended June 30, 1999 and the $2.25 per barrel for the six months ended June 30, 1999. The Company's use of the LIFO method to value its inventories had a significant impact on its refining gross margin. The effect of LIFO, in these periods of rising prices, decreased the Company's refining gross margin by $2.7 million and $29.8 million for the three and six months ended June 30, 2000 and by $12.3 million and $21.5 million for the three and six months ended June 30, 1999. The 1999 refinery operating income reflects the lower of cost or market recovery of $7.1 million previously discussed.

Refining operating expenses increased $2.4 million or 7.1% for the three months ended June 30, 2000 and $3.2 million for the six months ended June 30, 2000 when compared to the same periods in 1999. These increases were primarily due to higher utility and fuel gas expenses partially offset by lower refinery operating costs due to reduced personnel costs and lower maintenance costs when compared to the same periods of 1999.

As a result of the Company's significant increase in refining margin EBITDAAL from refining operations improved $24.1 million to $31.2 million for the three months ended June 30, 2000 compared with the same period in 1999. EBITDAAL from refining operations for the six months ended June 30, 2000 was $70.6 million compared to $12.2 million for the same six month period in 1999. The Company anticipates using the increased cash flow to fund the potential increase in working capital requirements of approximately $27.0 million (at current WTI prices) that may result from the completion of the Statoil Agreement due to expire in October 2000.

RETAIL RESULTS OF OPERATIONS

Retail sales and operating revenues increased from $114.9 million for the three months ended June 30, 1999 to $154.8 million for the same period ended in 2000. The six months results reflect similar increases from the prior year; revenues were $289.3 million at June 30, 2000 versus $206.5 million at June 30, 1999. The 2000 revenue increases are due primarily to higher retail prices of refined petroleum products. Retail petroleum product volumes decreased 7.2 million gallons for the quarter ended June 30, 2000 from the same period results last year and decreased
13.4 million gallons for the six months period. These decreases were primarily the result of the disposal of 14 non-strategic locations sold in the fourth quarter of 1999. The retail petroleum product volumes sold on a same store basis decreased 2.0% for the quarter and 1.4% for the six months period, primarily as a result of the Company's more aggressive gasoline margin pricing which is reflected by the increase in gasoline margin per gallon, compared to the same period of the prior year. The Company has not been able to attribute any specific impact in retail gasoline volumes to the orchestrated corporate campaign sponsored by the union. (See the last paragraph of the Liquidity and Capital Resources section of this report for a further discussion of the campaign.) Merchandise sales on a same store basis increased approximately 3.2% for the three months ended June 30, 2000 compared to the same period in 1999. For the six month period ended June 30, 2000, merchandise sales increased 3.5% from the prior year. The increase in merchandise sales on a same store basis is primarily due to increases in the selling prices of tobacco products, beer and wine.

The Company's retail gasoline gross margin increased from $0.098 per gallon for the three months ended June 30, 1999 to $0.103 per gallon for the same period in 2000. The increase for the six months ended June 30, 2000 was approximately $0.001 per gallon. The increase in the retail gasoline gross margin per gallon in the second quarter 2000 was primarily the result of the Company's aggressive gas margin pricing strategy. Overall the gasoline gross margin dollars remained stable for the quarter at $12.2 million dollars as compared to the same period in 1999 despite the decrease in the number of retail facilities. Year to date gasoline gross margin dollars at retail declined slightly to $21.6 million in 2000 versus $22.8 million in 1999. The

Company's merchandise gross margin percentage increased to 32.0% for the three months ended June 30, 2000 from 30.7% for the same period in 1999. For the six months ended June 30, 2000 the merchandise gross margin percentage increased 1% when compared to the prior year comparative period. This increase in merchandise margin is a result of the Company's margin focused pricing strategy on certain high volume products sold and to its focused efforts on qualifying for and obtaining increased vendor rebates. These increases in margin percentage enabled merchandise gross margin dollars to increase for the three and six month period ended June 30, 2000 despite the reduction of 14 facilities from the prior year.

Retail operating expenses decreased 8.4% for the three months ended June 30, 2000 compared to the same period in 1999 and expenses decreased 9.1% for the comparative six months period. This decrease is primarily the result of direct costs related to the Company's sale of the 14 non-strategic stores, cost savings related to support personnel reductions as well as overall reduced advertising and maintenance costs. These decreases were partially offset by an increase in depreciation and amortization expenses related to the completion of the Company's retail point-of-sale (POS) system implementation in December 1999.

Second quarter retail EBITDAAL improved by $1.4 million in 2000 from $5.6 million in 1999 to $7.0 million. The year to date retail EBITDAAL increased $2.6 million from $7.2 million in 1999 to $9.8 million at June 30, 2000. The increases in EBITDAAL result primarily from the reduction in cash operating expenses due to the store closings and overall reductions in retail personnel related to the non-strategic area.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities (including changes in assets and liabilities) was $9.8 million for the six months ended June 30, 2000 compared to net cash used of $8.7 million for the six months ended June 30, 1999. Net cash outflows from changes in assets and liabilities for the six months ended June 30, 2000 consisted primarily of increases in accounts receivable, inventories and other current assets somewhat offset by smaller increases in crude oil and other accounts payable. These changes were primarily due to the increase in selling prices of refined products and the increase in the costs of crude oil and other purchased feedstocks, respectively. Operating cash flow before changes in assets and liabilities was $28.6 million. The 1999 outflows consisted primarily of net cash used in operations before changes in assets and liabilities totaling $14.0 million. Partially offsetting these cash outflows were cash inflows from changes in assets and liabilities of $5.3 million resulting primarily from an increase in raw material liabilities due to higher costs. These working capital inflows were partially offset by increases in accounts receivable and inventories and by a decrease in other accounts payable.

Net cash outflows from investment activities were $11.3 million for the six months ended June 30, 2000 compared to a net outflow of $16.9 million for the same 1999 period. The 2000 outflows consisted primarily of capital expenditures of $8.1 million (which includes $2.9 million for refinery operations, $4.9 million relating to the marketing area and $0.3 million for corporate and other areas) and deferred turnaround maintenance expenditures of $4.3 million offset by $1.4 million in proceeds from the sales of property and equipment. The 1999 investing activities consisted of capital expenditures of $12.9 million (which includes $6.4 million for refinery operations, $5.5 million for marketing operations, and $1.0 million for corporate and other operations). Additionally in 1999, there were refinery turnaround expenditures of $5.5 million and $1.2 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property and equipment of $1.2 million, and decreases in other charges due to cash receipts from a litigation settlement of $1.7 million.

The Company's financing activities for the six months ended June
30, 2000 consisted of net cash used in the repayment of borrowings from the its Secured Credit Facility of $0.4 million as compared to net cash provided from borrowings under the Secured Credit Facility of $23.7 million for the six months ended
June 30, 1999.

The ratio of current assets to current liabilities at June 30, 2000 was 1.00 to 1 compared to 0.93 to 1 at June 30, 1999 and .93 to 1 at December 31, 1999. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.39 to 1 at June 30, 2000, 1.04 to 1 at June 30, 1999 and 1.20 to 1 at December 31, 1999.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that significant capital investments will continue to be required over the next year to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $6.9 million as of June 30, 2000 to cover the estimated costs of compliance with environmental regulations that are not anticipated to be of a capital nature. The $6.9 million liability includes accruals for issues extending beyond the year 2000.


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

The Company's principal purchases (crude oil and convenience store merchandise) are transacted under open lines of credit with its major suppliers, through credit enhancements pursuant to the Secured Credit Facility, or through financial performance guarantees provided by Rosemore, Inc. (Rosemore), a related party to the Company. The Company maintains its Secured Credit Facility to finance its working capital requirements and supplement internally generated sources of cash for corporate requirements.

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

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral after reserves and the application of advance rates. The remaining $50 million of availability, which is provided by Rosemore, a related party to the Company, is not subject to the limitation of eligible collateral. As of June 30, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $130.7 million. As of June 30, 2000, the Company had $27.6 million in letters of credit and no cash borrowings outstanding pursuant to the Secured Credit Facility. As of July 28, 2000, there were no cash borrowings and $43.0 million of outstanding letters of credit pursuant to the Secured Credit Facility.

The Company has obtained additional financial support from Rosemore that currently expires on September 30, 2000. As of June 30, 2000, the Company had $24.3 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of July 28, 2000, $61.0 million of guarantees were provided by Rosemore. The Company pays Rosemore a commitment fee for these outstanding performance guarantees. Rosemore has also made available to the Company up to $16.2 million in unsecured cash borrowings. No borrowings under this facility were outstanding at June 30, 2000 or at July 28, 2000. The expiration of Rosemore's agreements to provide performance guarantees and unsecured cash borrowings, without further renewal, could result in the Company's inability to maintain current production levels assuming oil prices remain at or exceed current levels.

Since February 1, 2000, at the Company's option, the 10 7/8% Senior Notes (Notes) may be redeemed at 105.42% of the principal amount and at an annually declining premium over the principal amount until February 1, 2003, when no premium is required. The Notes were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt. The Notes have no sinking fund requirements.

The Purchase Money Liens (Liens) outstanding as of June 30, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of $6.9 million. The remaining principal balance is payable monthly through May 2004.

The Company's management is involved in a continual process of evaluating growth opportunities in its business segments as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 2000 are projected to approximate $29.5 million. The capital expenditures relate primarily to planned improvements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including Rosemore and the Secured Credit Facility, or a successor agreement, will be sufficient for the remainder of the year to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one-year periods upon agreement between the Company and the agent of the facility. Any major acquisition or other substantial expenditure would likely require a combination of additional debt and equity. The Company is currently negotiating a sale/leaseback of certain of its retail properties and anticipates closing on approximately $15.0 million of proceeds during the second half of 2000.

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

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns of refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $2 million.

The Company has disclosed in Item 3. Legal Proceedings on page 6 and in Note I of the Notes to Consolidated Financial Statements on page 35 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, and in Part II, Item 1. Legal Proceedings and in Note G of the Notes to Consolidated Financial Statements of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 6 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations and also as a result of its unsatisfactory status of the negotiations, on February 5, 1996, the Company invoked a lock-out of employees in the collective bargaining unit at the Pasadena facility. Since that time, PACE, the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. The Company has been operating the Pasadena refinery since the lock-out and intends to continue to do so during the negotiation period with the collective bargaining unit. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations. The lock-out and negotiations on a new contract continue.


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

The following table presents the current market value of the Company's outstanding derivative commodity instruments held at June 30, 2000 based on crude oil and refined products market prices at that date and the estimated impact on future earnings before taxes based on the sensitivity of those instruments to a 10% increase or decrease in market prices.


                                               Anticipated Gain (Loss)
                                          ----------------------------------
                      Current Value at    10% Increase in    10% Decrease in
                        June 30, 2000      Market Prices      Market Prices
                        -------------      -------------      -------------
                                          (in thousands)

Commodity futures         $ (3,790)         $ (4,640)           $  4,640
Commodity forwards           4,908             7,637              (7,637)
                          --------          --------            --------
     Total                $  1,118          $  2,997            $ (2,997)
                          ========          ========            ========

Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Changes in these rates could significantly impact the level of earnings in future periods.

The Company filed a Definitive Proxy Statement with the Securities and Exchange Commission dated July 20, 2000, as subsequently amended, wherein Rosemore, Inc., a related party, has offered to merge with the Company by paying stockholders of the Company $9.50 per share for all outstanding shares of both Class A and Class B common stocks. The Board of Directors of the Company has requested stockholders to vote for the proposed merger. An August 24, 2000 Special Meeting of Stockholders has been set to vote on the proposed merger.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) on page 16 of this report. The Company's market risk disclosures relating to outstanding cash borrowings under the Secured Credit Facility are also discussed in MD&A on page 16 of this report.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000 the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and April 3, 2000. The time period covered is April 1, 1998 through December 31, 1999. Following negotiations with the Company, the TNRCC agreed to reduce the proposed civil penalty to $873,000. The Company believes that it has valid legal defenses for the majority of the alleged violations and that even as revised the proposed penalty is excessive. Accordingly, the Company intends to continue to attempt to negotiate an appropriate settlement with the Agency. In any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or the proposed administrative order.

On May 5, 2000, the DOJ proposed orally to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $920,000. The Company believes that it either has valid defenses to a majority of the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

At the request of the plaintiff's counsel in the MAIDEN V. CROWN CENTRAL PETROLEUM CORPORATION, ET AL., case #24-C-00-001238 (Circuit Court for Baltimore City, Maryland), the parties agreed to dismiss the case with prejudice, and a stipulation of dismissal signed by counsel for all parties was filed on June 15, 2000, dismissing the case.

There have been no other material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

The Company is involved in various matters of litigation, the ultimate outcome of which, in the opinion of management, is not expected to have a material adverse effect on the Company.


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       3 (i) - Articles Supplementary setting forth the designation, preferences and rights of the Series A Junior Participating Preferred Stock and the Series B Junior Participating Preferred Stock of Crown Central Petroleum Corporation dated February 1, 2000, previously filed as Exhibit 1 to the Form 8-A filed by the Company on February 3, 2000 registering the Series A Rights and the Series B Rights under the Exchange Act and incorporated herein by reference, as amended by Amendment No. 1 on Form 8-A/A filed by the Company with the Commission on April 11, 2000 and incorporated herein by reference and Amendment No. 2 on Form 8-A/A filed by the Company with the Commission on April 19, 2000 and incorporated herein by reference

       3 (ii)- Bylaws of Crown Central Petroleum Corporation, as amended and restated on April 27, 2000, previously filed with Form 10Q on May 11, 2000 and incorporated herein by reference.

       4     - First Amendment to Rights Agreement dated as of April 10, 2000 between the Company and First Union National Bank, as Rights Agent, previously filed as Exhibit 4 to the Current Report on Form 8-K filed with the Commission on April 10, 2000 and incorporated herein by reference

      10 (a) - Fourth Amendment to the Loan and Security Agreement, as amended and restated June 27, 2000

      10 (b) - The 1994 Long-Term Incentive Plan, as amended and restated effective June 29, 2000

      10 (c) - The 1999 Long-Term Incentive Plan, as amended and restated effective June 29, 2000

      10 (d) - Executive Severance Plan, as amended and restated effective
               June 29, 2000

      10 (e) - Termination of the Advisory and Consultancy Agreement dated
               October 28, 1993 between Jack Africk, Director, and Crown Central Petroleum Corporation

      19 (a) - Definitive Proxy Statement dated July 20, 2000, relating to the proposed merger of the Company with Rosemore
               Acquisition Corporation

      19 (b) - Definitive Additional Materials dated July 27, 2000, including a letter from the Chairman of the Company's Independent Committee of the Board of Directors to the Chairman of Apex

      19 (c) Definitive Additional Materials dated July 12, 2000, letters from BNP Paribas and Foothills Capital
               Corporation to Apex

      19 (d) Definitive Additional Materials dated August 4, 2000, which includes a Supplement to the Definitive Proxy Statement

      20     - Interim Report to Stockholders for the three and six months ended June 30, 2000

      27     - Financial Data Schedule for the six months ended June 30, 2000

  (b)   Reports on Form 8-K:

        Reports filed on Form 8-K with the Securities and Exchange Commission from April 1, 2000 to July 28, 2000 are as follows:

        Form 8-K dated April 3, 2000
              Item 5. Other Events - Amended Proposal Received from Rosemore,
                Inc.
              Item 7. Financial Statements and Exhibits - Exhibit No. 99.1
                Press Release relating to the Rosemore's amended proposal. Form 8-K dated April 10, 2000
              Item 5. Other Events - Crown entered into a definitive merger agreement and plan of action with Rosemore, Inc. dated
                April 7, 2000.
              Item 7.  Financial Statements and Exhibits - Exhibit No. 2 -
                Agreement and Plan of Merger, Exhibit No. 4 - First Amendment to Rights Agreement and Exhibit No. 99.1 Press Release relating to the Company's definitive merger agreement and plan of action with Rosemore, Inc.
        Form 8-K dated May 2, 2000
              Item 5. Other Events - Amended Proposals Received from Apex Oil
                Company, Inc.
              Item 7. Financial Statements and Exhibits - Exhibit No. 99.1
                Letter regarding amended proposals received from Apex Oil Company and Exhibit No. 99.2 Press Release relating to the amended proposals.
        Form 8-K dated June 22, 2000
              Item 5. Other Events - Crown's results of operation for the five months ended May 31, 2000.
        Form 8-K dated July 18, 2000
              Item 5. Other Events - Amended Proposal Received from Apex Oil
                Company, Inc.
              Item 7. Financial Statements and Exhibits - Exhibit No. 99.1
                Press Release relating to the Apex's amended proposal.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended June 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CROWN CENTRAL PETROLEUM CORPORATION



                                   /s/--Jan L. Ries
                                   Jan L. Ries
                                   Controller
                                   Chief Accounting Officer
                                   and Duly Authorized Officer

Date:  August 7, 2000