Form 10-Q
period 2000-09-30
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2000-11-14
CIK 25885

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549-1004

                             FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended SEPTEMBER 30, 2000


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

                                 YES  X    NO
                                     ___

The number of shares outstanding at October 31, 2000 of the Registrant's $5 par value Class A and Class B Common Stock was 4,817,394 shares and 5,249,137 shares, respectively.


       CROWN CENTRAL PETROLEUM CORPORATION AND SUBSIDIARIES


                        TABLE OF CONTENTS

                                                                  PAGE
PART I     -   FINANCIAL INFORMATION

Item 1     -   Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets
               September 30, 2000 and December 31, 1999             2

               Consolidated Condensed Statements of Operations
               Three and Nine months ended September 30, 2000
               and 1999                                             4

               Consolidated Condensed Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999        5

               Notes to Unaudited Consolidated Condensed
                  Financial Statements                              6

Item 2     -   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 12

Item 3     -   Quantitative and Qualitative Disclosures
               About Market Risk                                   19


PART II    -   OTHER INFORMATION

Item 1     -   Legal Proceedings                                   19

Item 4     -   Submission of Matters to a Vote of Security Holders 20

Item 6     -   Exhibits and Reports on Form 8-K                    20

SIGNATURE                                                          21




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                        CONSOLIDATED CONDENSED BALANCE SHEETS
                Crown Central Petroleum Corporation and Subsidiaries
                               (Thousands of dollars)


                                          September 30         December 31
                                              2000                 1999
                                          ------------         -----------
                                                     (Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                   $   8,612            $ 12,447
Accounts receivable, less allowance
  For doubtful accounts (2000-
  $407,1999 -- $552                           159,240             104,332
Inventories, net of LIFO reserves
  (2000 -- $87,230  1999 -- $55,813           112,180              69,195
Other current assets                              372               1,428
                                             --------            --------
TOTAL CURRENT ASSETS                          280,404             187,402





INVESTMENTS AND DEFERRED CHARGES               18,766              21,666





PROPERTY, PLANT AND EQUIPMENT                 683,494             690,423
     Less allowance for depreciation         (376,383)           (391,343)
                                            ---------           ---------
       NET PROPERTY, PLANT AND EQUIPMENT      292,151             314,040

                                            ---------           ---------

                                            $ 591,321           $ 523,108
                                            =========           =========


See notes to unaudited consolidated condensed financial statements


                  CONSOLIDATED CONDENSED BALANCE SHEETS
          Crown Central Petroleum Corporation and Subsidiaries
                         (Thousands of dollars)

                                                   September 30   December 31
                                                       1999           1998
                                                   ------------   -----------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable:
      Crude oil and refined products                $ 172,886      $ 118,489
      Other                                            36,766         22,307
   Accrued liabilities                                 47,646         60,685
   Income tax payable                                   1,424            413
   Borrowings under Secured Credit Facility             4,745              -
   Current portion of long-term debt                      559            631
                                                    ---------      ---------
   TOTAL CURRENT LIABILITIES                          264,026        202,525

LONG-TERM DEBT                                        128,722        129,180

DEFERRED INCOME TAXES                                   6,136          7,384

OTHER DEFERRED LIABILITIES                             42,958         34,718


COMMON STOCKHOLDERS' EQUITY
   Class A Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   4,817,394 in 2000 and in 1999                       24,087         24,087

   Class B Common Stock--par value $5 per share:
   Authorized-15,000,000 shares;
   issued and outstanding shares--
   5,249,437 in 2000 and 5,253,862 in 1999             26,247         26,269
   Additional paid-in capital                          92,587         91,154
   Unearned restricted stock                           (2,460)        (1,049)
   Retained earnings                                    8,589          8,411
   Accumulated other comprehensive income                 429            429
                                                    ---------      ---------
   TOTAL COMMON STOCKHOLDERS' EQUITY                  149,479        149,301
                                                    ---------      ---------

                                                    $ 591,321      $ 523,108
                                                    =========      =========


See notes to unaudited consolidated condensed financial statements.



                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Crown Central Petroleum Corporation and Subsidiaries
               (thousands of dollars, except per share amounts)


                                                   (Unaudited)
                                    Three Months Ended   Nine Months Ended
                                       September 30         September 30
                                      2000      1999       2000       1999
                                    --------  --------  ----------  --------
REVENUES
   Sales and operating revenues     $478,947  $359,899  $1,381,480  $866,478

OPERATING COSTS AND EXPENSES
   Costs and operating expenses      445,412   329,888   1,261,884   794,903
   Selling expenses                   20,576    21,057      61,070    64,983
   Administrative expenses             4,917     5,040      15,163    15,747
   Merger expenses                     2,861         -       2,861         -
   Depreciation and amortization       9,690     9,501      29,033    27,381
   Loss (gain) on sales, abandonments
      and write-down of property,
      plant and equipment                116      (469)       (289)     (860)
                                    --------  --------  ----------  --------
                                     483,572   365,017   1,369,722   902,154
                                    --------  --------  ----------  --------

OPERATING (LOSS) INCOME               (4,625)   (5,118)     11,758   (35,676)
   Interest and other income             492       136       1,860     2,181
   Interest expense                   (4,049)   (3,939)    (12,591)  (11,047)
                                    --------  --------  ----------  --------

(LOSS) INCOME BEFORE INCOME TAXES     (8,182)   (8,921)      1,027   (44,542)

INCOME TAX (BENEFIT) EXPENSE          (2,710)   (2,903)        849   (15,665)
                                    --------  --------  ----------  --------

NET (LOSS) INCOME                   $ (5,472) $ (6,018) $      178  $(28,877)
                                    ========  ========  ==========  ========

NET (LOSS) INCOME PER SHARE:
   Basic and diluted                $  (0.55) $  (0.61) $     0.02  $  (2.93)
                                    ========  ========  ==========  ========



See notes to unaudited consolidated condensed financial statements.



                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Crown Central Petroleum Corporation and Subsidiaries
                             (thousands of dollars)


                                                     (Unaudited)
                                                  Nine Months Ended
                                                    September 30
                                                    2000       1999
                                                 --------   --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash from operations before
      changes in assets and liabilities          $ 32,100   $(17,154)
   Net changes in assets and liabilities          (40,031)    21,913
                                                 --------   --------

      NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES                         (7,931)     4,759
                                                 --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                           (11,463)   (18,306)
   Proceeds from sales of property and equipment   15,155      2,767
   Capitalization of software costs                     -     (1,974)
   Deferred turnaround maintenance                 (4,661)    (5,773)
   Net proceeds from long-term notes receivable       298        427
   Other changes in deferred assets                   576       (256)
                                                 --------   --------


      Net Cash (Used in) Investing Activities         (95)   (23,115)
                                                 --------   --------



Cash Flows From Financing Activities
   Proceeds from debt and credit agreement
     borrowings                                   703,391    438,761
   (Repayments) of debt and credit agreement
     borrowings                                  (699,200)  (424,851)
                                                 --------   --------


      Net Cash Provided by Financing Activities     4,191     13,910
                                                 --------   --------


Net (Decrease) in Cash and Cash Equivalents      $ (3,835)  $ (4,446)
                                                 ========   ========


See notes to unaudited consolidated condensed financial statements.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Crown Central Petroleum Corporation and Subsidiaries

September 30, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair and comparable presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 1999.

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

Recent Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was originally to be effective for the Company's financial statements as of January 1, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year in order to give companies more time to study, understand and implement the provisions of SFAS No. 133 and to complete information system modifications. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133." SFAS No. 138 expands and clarifies certain provisions of SFAS No. 133 and will be adopted by the Company concurrently with SFAS No. 133 on January 1, 2001.

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value, with any change in fair value recognized in earnings or in other comprehensive income, depending on the use of the derivative and whether it qualifies for hedge accounting. If certain conditions are met, a derivative may be specifically designated as a (a) hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) hedge of the exposure to variable cash flows of a forecasted transaction, or (c) hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The Company is currently evaluating the impact of these pronouncements on its consolidated financial statements.

Note B - Supplementary Cash Flow Information

Net changes in assets and liabilities presented in the Unaudited
Consolidated Condensed Statements of Cash Flows are comprised of the following:

                                              Nine Months Ended September 30
                                                2000               1999
                                                 (thousands of dollars)
                                             ------------     -----------

(Increase) in accounts receivable            $    (54,908)       $(41,889)
(Increase) decrease in inventories                (42,985)          5,352
Decrease (increase) in other current assets         1,057          (3,942)
Increase in crude oil and refined products
  payable                                          54,398          54,634
Increase (decrease) in other accounts payable      14,458          (3,303)
(Decrease) in accrued liabilities and other
  deferred liabilities                            (11,148)           (773)
Increase in income taxes payable                    1,012               -
(Decrease) in recoverable and deferred income
  taxes                                            (1,915)           (166)
Decrease in restricted cash                             -          12,000
                                             ------------     -----------
                                             $    (40,031)    $    21,913
                                             ============     ===========


NOTE C --INVENTORIES

Inventories consisted of the following:

                                             September 30       December 31
                                                 2000               1999
                                              ---------          ---------
                                                (thousands of dollars)
Crude oil                                     $  74,318          $  32,390
Refined products                                108,503             75,926
                                              ---------          ---------
    Total inventories at FIFO (approximates
       current cost)                            182,821            108,316
LIFO allowance                                  (84,423)           (53,006)
    Total crude oil and refined products         98,398             55,310
                                              ---------          ---------

Merchandise inventory at FIFO (approximates
   current cost)                                  7,831              7,943
LIFO allowance                                   (2,807)            (2,807)
    Total merchandise                             5,024              5,136
                                              ---------          ---------

Materials and supplies inventory at FIFO          8,758              8,749
                                              ---------          ---------
    TOTAL INVENTORY                           $ 112,180          $  69,195
                                              =========          =========


NOTE D--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:

                                               September 30   December 31
                                                   2000           1999
                                                ---------      ---------
                                                 (thousands of dollars)
Unsecured 10 7/8% Senior Notes                  $ 124,864      $ 124,841
Purchase Money Liens and other obligations          4,417          4,970
                                                ---------      ---------
                                                  129,281        129,811
Less current portion                                  559            631
                                                ---------      ---------
    LONG-TERM DEBT                              $ 128,722      $ 129,180
                                                =========      =========


The 10 7/8% Senior Notes due 2005 (Notes) were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations affecting the payment of dividends, repurchase of capital stock and incurrence of additional debt.

The Purchase Money Liens (Liens) outstanding as of September 30, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of approximately $6.8 million. The remaining principal balance is payable monthly through May 2004.

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

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral. As of September 30, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $148.6 million after the application of reserves and advance rates. As of September 30, 2000, the Company had $52.3 million in letters of credit and $4.7 million in cash borrowings outstanding pursuant to the Secured Credit Facility. As of October 31, 2000, there were $46.8 million of letters of credit and $14.1 million of cash borrowings outstanding pursuant to the Secured Credit Facility.

The Company has utilized additional financial support from Rosemore that is not committed and is subject to Rosemore's discretion. As of September 30, 2000, the Company had $33.4 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of October 31, 2000, there were $17.8 million of outstanding performance guarantees provided by Rosemore. The Company pays Rosemore a fee for these outstanding performance guarantees.

NOTE E--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES

The net deferred gain from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $2.8 million at September 30, 2000. Included in these hedging strategies are futures contracts maturing in October and November 2000. The Company is using these contracts to defer the pricing of approximately 9.3% of its crude oil commitments for the aforementioned period.

NOTE F--CALCULATION OF NET INCOME (LOSS) PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 195,400 and 203,950 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at September 30, 2000 and 1999, respectively. The PVRS shares are not considered outstanding for the basic earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:


                                                    Three Months Ended
                                                       September 30
                                                    2000          1999
                                                -----------    -----------
                                                 (thousands of dollars,
                                                  except share data)

INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss)                               $    (5,472)   $    (6,018)
                                                ===========    ===========

Common shares outstanding at July 1, 2000
  and 1999, respectively                         10,071,256     10,071,046

Restricted shares held by the Company at
    July 1, 2000 and 1999, respectively            (199,825)      (203,950)
                                                -----------    -----------

Weighted average number of common shares
    outstanding, as adjusted, at
    September 30, 2000 and 1999,
    respectively - basic                          9,871,431      9,867,096
                                                ===========    ===========

EARNINGS PER SHARE:
Net (loss) basic and diluted                    $     (0.55)   $     (0.61)
                                                ===========    ===========




                                                     Nine Months Ended
                                                       September 30
                                                   2000           1999
                                               ------------   ------------
                                                  (thousands of dollars,
                                                    except share data)
INCOME (LOSS) APPLICABLE TO COMMON SHARES

Net income (loss)                              $       178    $    (28,877)

Common shares outstanding at January 1, 2000
  and 1999, respectively                        10,071,256      10,053,611

Restricted shares held by the Company
  at January 1, 2000 and 1999, respectively       (199,825)       (214,325)
Weighted average effect of shares of common
  stock released to participants by the
  restricted stock plan                                  -          27,444

Weighted average number of common shares
    outstanding, as adjusted, at
    September 30, 2000 and 1999,
    respectively - basic                         9,871,431         866,730
Effect of dilutive securities:
    Contingent issuance - Performance Vested
        Restricted shares                           56,233               -
    Employee stock options                           3,790               -

Weighted average number of common shares
    outstanding, as adjusted, at
    September 30, 2000 and 1999,
    respectively - diluted                       9,931,454        9,866,730

EARNINGS PER SHARE:

Net income (loss) basic and diluted            $      0.02       $    (2.93)


NOTE G--LITIGATION AND CONTINGENCIES

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000, the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and April 3, 2000. The time period covered is April 1, 1998 through December 31, 1999. Following negotiations with the Company, the TNRCC agreed to reduce the proposed civil penalty to $0.9 million. The Company believes that it has valid legal defenses for the majority of the alleged violations and that even as revised the proposed penalty is excessive. Accordingly, the Company is continuing to negotiate with the Agency in an effort to obtain an appropriate settlement. In any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or the proposed administrative order.

On May 18, 2000, the DOJ proposed in writing to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $0.9 million. The Company believes that it either has valid defenses to a majority of the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

On April 6, 2000, the United States Court of Appeals for the Fifth Circuit overruled the decision of the United States District Court for the Southern District of Texas in a Clean Air Act citizen suit brought by Texans United and others, holding that Texans United had standing to sue the Company under the Clean Air Act for exceedances of sulfur dioxide and hydrogen sulfide standards; TEXANS UNITED FOR SAFE ECONOMY EDUCATION FUND, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, No. 98-21043 (5th Cir.). The case has been remanded to the United States District Court for the Southern District of Texas and a mediation is scheduled for January of 2001. The Company believes that it has strong defenses on the merits of the case and the outcome of the litigation is not expected to have a material adverse effect on the Company.

The Company continues to be involved as a defendant in various matters of litigation, some of which are for substantial amounts. There have been no other changes in the status of litigation and contingencies as discussed in Note I of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in Note G of the Notes to the Consolidated Financial Statements in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2000 which, in the opinion of management, after consultation with counsel, are expected to have a material adverse effect on the Company.

Note H--NONCANCELLABLE LEASE COMMITMENTS

The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other equipment and four to eight years for transportation equipment. The majority of service station properties have lease terms of 20 years. Certain of these leases have renewal provisions.

On September 29, 2000, the Company completed a sale/leaseback transaction involving 15 of its retail properties and realized net proceeds of $13.8 million and a deferred gain of $5.4 million; the deferred gain will be amortized as a reduction of rental expense over the 20-year term of the lease. The leaseback is accounted for as an operating lease.


NOTE I--SEGMENT INFORMATION

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


                                  Three Months Ended    Nine Months Ended
                                      September 30         September 30
                                     2000      1999       2000      1999
                                   --------  --------  -----------  --------
                                             (thousands of dollars)
Sales and operating revenues from
  external customers:
Refinery operations                $324,984  $231,500  $   939,620  $532,960
Retail operations                   154,743   129,119      444,037   335,582
Other revenues                           52       128          403       428
Other adjustments                      (832)     (848)      (2,580)   (2,492)
                                   --------  --------  -----------  --------
Total sales and operating revenues $478,947  $359,899  $ 1,381,480  $866,478
                                   ========  ========  ===========  ========

Intersegment sales and operating
  revenues:
    Refinery operations            $124,926  $ 84,975  $   365,760  $237,100

(Loss) income before income taxes:
  Refinery operations              $ (1,811) $  3,100  $    28,487  $(14,924)
  Retail operations                   5,515       630        8,932     2,964
  Other income (loss)                  (183)     (226)         566       603
Unallocated amounts:
  Corporate (expenses)               (8,054)   (8,611)     (25,178)  (22,492)
  Net interest (expenses)            (3,649)   (3,814)     (11,780)  (10,693)
                                   --------  --------  -----------  --------
Total (loss) income before
  income taxes                     $ (8,182) $ (8,921) $     1,027  $(44,542)
                                   ========  ========  ===========  ========

Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating costs and expenses in accordance with accounting principles generally accepted in the United States.

NOTE J--OTHER MATTERS

Rosemore entered into an Agreement and Plan of Merger dated April 7, 2000 (the "Merger Agreement"), with the Company. The Merger Agreement proposed that the Company be merged into Rosemore Acquisition Corporation (a wholly owned subsidiary of Rosemore). Under the Merger Agreement, the stockholders of the Company, other than Rosemore, would have received $9.50 per share in exchange for their Company stock if the Merger had been approved by the Company's stockholders. The Merger Agreement was submitted to the Company's stockholders for approval at a special meeting of stockholders on August 24, 2000. The Merger Agreement did not receive the requisite two-thirds approval from the Company stockholders and following the meeting the Merger Agreement was terminated by the Company and Rosemore.

Apex Oil Company, Inc., a Missouri corporation that owns approximately 14.7% of Crown's Class A common stock and 3.5% of Crown's Class B common stock, has previously announced that it has proposed to buy all of Crown's outstanding stock at a price of $10.50 per share in cash in a tender offer. The Company has therefore requested Apex to present its definitive proposal to acquire all of Crown's stock for $10.50 per share in a fully financed, all-cash unconditional tender offer and to be able to commence that tender offer by September 29, 2000. The Company has twice extended the due date for Apex to submit its all cash proposal which now expires on November 30, 2000.

If the Company has not received a fully financed, all-cash unconditional tender offer for all shares by November 30, 2000, which is capable of being completed, the Company will additionally focus on other strategic alternatives to deliver value to all stockholders. These efforts may include but not be limited to a strategic redirection or sale of assets, and the continuation of overhead and cost structure reduction initiatives.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated sales and operating revenues increased $119.0 million or 33.1% for the three months ended September 30, 2000 compared to the same period of 1999. For the nine months ended September 30, 2000, consolidated sales and operating revenues increased $515.0 million or 59.4% compared to 1999. These increases were primarily attributable to 54.8% and 82.2% increases, respectively, in the average sales price per gallon of refined petroleum products partially offset by a 5.5% decrease in merchandise sales for the three months ended September 30, 2000 and a 3.6% decrease in merchandise sales for the nine months ended September 30, 2000. The decreases in merchandise sales were primarily due to the sale in the fourth quarter of 1999 of 14 non-strategic retail stores. Merchandise sales on a same store basis remained stable for both the three and nine months ended September 30, 2000 when compared with the same periods in 1999. (See Retail Results of Operations below for further discussion).

Consolidated costs and operating expenses increased $115.5 million or 35.0% for the three months ended September 30, 2000 compared to the same period of 1999. For the nine months ended September 30, 2000, consolidated costs and operating expenses increased $467.0 million or 58.5% compared to the same period in 1999. These increases were primarily due to higher costs of crude oil and purchased feedstocks compared with the same periods of the prior year. West Texas Intermediate (WTI) crude oil, an industry benchmark, averaged $31.72 per barrel for the third quarter ended September 30, 2000, a 46.0% increase over the same period in 1999 when the average was $21.72 per barrel. For the nine months ended September 30, 2000, WTI crude oil average price increased 70.4% to $29.83 per barrel from $17.51 per barrel for the same period in 1999. The Company's use of the last-in, first-out (LIFO) method of valuing its inventory was significantly affected by these price increases. LIFO increased the Company's costs and operating expenses $1.1 million for the third quarter ended September 30, 2000, $31.4 million for the nine months ended September 30, 2000, $29.1 for the third quarter ended September 30, 1999 and $50.6 million for the nine months ended September 30, 1999 as compared to the first-in, first-out (FIFO) method of valuing inventory. The Company's use of the LIFO method to value its inventory results in better matching of costs to revenues. In periods of rising prices, the LIFO method may cause reported operating income to be lower than the use of the first-in, first-out, (FIFO) method. Conversely, in periods of falling prices the LIFO method may cause reported operating income to be higher than the use of the FIFO method. Costs and operating expenses for the nine months ended September 30, 1999 were partially offset by a recovery of $7.1 million in the first quarter of 1999 related to the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products.

In 1994, the Company established the Performance Incentive Plan (PIP) to recognize and reward employees for the financial achievements of the Company. Awards under the plan are based on the Company's achievement of certain key performance goals related to Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of property, plant and equipment, and LIFO inventory adjustments (EBITDAAL) and Net Income. Costs and operating expenses included a recovery of $0.9 million for the three months ended September 30, 2000 and for the nine months ended September 30, 2000, included $3.5 million of accrued employee incentive payments under the PIP.

Selling expenses decreased $0.5 million or 2.3% for the three months ended September 30, 2000 and decreased $3.9 million or 6.0% for the nine months ended September 30, 2000 when compared to the same periods ended in 1999. These decreases are due to reductions in personnel, maintenance and advertising costs related to the Company's retail segment, principally due to the reduction of retail stores previously mentioned and to a retail marketing administrative staff reorganization in mid-year 1999.

Administrative expenses decreased 2.4% for the third quarter 2000 and 3.7%, for the nine months ended September 30, 2000 compared to the same periods in 1999. These decreases are due primarily to reductions in personnel throughout the administrative area as a result of the completion of the company-wide business process reengineering project in December 1999, which included a computer system upgrade, and also provided year 2000 conformance of the Company's computer systems. Other cost cutting initiatives have been implemented in 2000.

The Company incurred within the quarter merger related expenses of $2.9 million as a result of its proposed merger with Rosemore Acquisition Corporation. During the Company's Special Meeting of Stockholders on August 24, 2000, the Company did not receive the required two-thirds votes necessary to approve the proposed merger. The Company continues to pursue strategic alternatives to enhance its stockholders' value. (See Note J - Other Matters in the notes to the unaudited consolidated condensed financial statements for further discussion).

Depreciation and amortization increased 2.0% in the three months ended September 30, 2000 and 6.0% in the nine months ended September 30, 2000 when compared to the same periods ended in 1999. These increases were primarily attributable to the increases in the depreciable base of the Company's computer systems as a result of the information systems upgrade previously mentioned.

EBITDAAL is a non-GAAP measure of the Company's cash flow that may be available for debt service. This measure was developed in connection with the issuance of the Company's Senior Notes and is used as an internal measure of the Company's performance. The company's determination of EBITDAAL may not necessarily be comparative with other organizations use of similar measures.

EBITDAAL increased $29.8 million from $43.2 million for the nine months ended September 30, 1999 to $73.0 million for the same period ended in 2000. The increase principally reflects improved industry margins. This increase in EBITDAAL primarily funded higher working capital requirements of inventory attributable to rising crude oil and refined product prices.

REFINING RESULTS OF OPERATIONS

Refining sales and operating revenues for the three months ended September 30, 2000 increased $93.5 million to $325.0 million from $231.5 million for the third quarter ended September 30, 1999. For the nine months ended September 30, 2000, refining sales and operating revenues increased $406.7 million to $939.6 million. These increases were due primarily to significant increases in the average selling prices per barrel of refined petroleum products of 46.4% for the three months ended September 30, 2000 and 77.0% for the nine months ended September 30, 2000 when compared with the same periods of 1999. Petroleum product volumes sold during the three months ended September 30, 2000 decreased 2.9% and increased 1.7% during the nine months ended 2000 when compared to the same periods of 1999.

Refining gross margin before LIFO decreased $23.9 million from $62.2 million for the three months ended September 30, 1999 to $38.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2000, the refining gross margin before LIFO increased $37.9 million to $166.1 million when compared to the same period in 1999. The decrease in refining gross margin for the three months ended September 30, 2000 is the result of depressed margins on non-transportation products produced and sold at the refineries and the steep backwardation (projection of future crude oil prices below current crude oil prices) in the crude market which has negatively impacted the Company's risk management program for pricing raw material purchases. Historically, the price of WTI crude oil has been valued at close to even with the dated Brent (a benchmark foreign crude). During the third quarter 2000, the Company's refining margin at the Pasadena refinery was negatively impacted by the average premium of $0.68 per barrel commanded by foreign priced barrels. Also during the quarter-ended September 30, 2000, both refineries experienced downtime resulting from mechanical failures. In addition, the refining gross margins before LIFO for the three and nine months ended September 30, 2000 were unfavorably impacted by the Company's crude oil based processing agreement (Processing Agreement) with Statoil Marketing and Trading (US) Inc. (Statoil). The Company processed an average of 35,000 barrels per day (bpd) of crude oil supplied and owned by Statoil and returned to Statoil an average of 35,000 bpd of refined petroleum products for a set processing fee. The Processing Agreement's fee was significantly lower than the available Platt's Gulf Coast Average 20-day delayed crack spread of $4.73 per barrel and $5.02 per barrel for the three and nine months ended September 30, 2000, respectively. In periods of high refining margins, the fixed processing fee received under the Statoil Agreement has a negative effect on the Company's average refining margin per barrel and conversely, in periods of low refining margins, the agreement has a positive impact on the Company's average refining margin per barrel. This Processing Agreement expired on October 14, 2000. The increase in refining gross margin for the nine months ended September 30, 2000 reflect similar industry-wide increases in average refining margins due to the demand for refined petroleum products exceeding the available supply during the period. This increase in refining margins during the nine months ended September 30, 2000 was partially offset by the unfavorable results of the third quarter 2000 previously discussed and firm commitment losses and major unit outages during prior quarters. For the three and nine months ended September 30, 1999, the Company's refining gross margins were $4.54 per barrel and $3.41 per barrel, respectively. These margins were higher than the average 20-day delayed Gulf Coast 3-2-1 benchmarks of $4.00 per barrel for the three months ended September 30, 1999 and $2.84 per barrel for the nine months ended September 30, 1999. For most of the nine months ended September 30, 1999, the Statoil Agreement's processing fee per barrel exceeded the average 20-day delayed Gulf Coast 3-2-1 benchmark that prevailed during the period. The Company's use of the LIFO method to value its inventories had a significant impact on its refining gross margin. The effect of LIFO, in these periods of rising prices, decreased the Company's refining gross margin by $1.2 million and $31.0 million for the three and nine months ended September 30, 2000 and by $29.1 million and $50.6 million for the three and nine months ended September 30, 1999. The 1999 refinery operating income reflects the lower of cost or market recovery of $7.1 million previously discussed.

Refining operating expenses increased $9.5 million or 9.8% for the three months ended September 30, 2000 and $6.3 million for the nine months ended September 30, 2000 when compared to the same periods in 1999. These increases were primarily due to higher utility and fuel gas expenses, insurance and legal expenses, and maintenance and personnel costs when compared to the same periods of 1999.

The aforementioned changes in refining gross margin and increases in refining operating expenses for the three and nine months ended September 30, 2000 has resulted in a decline in EBITDAAL from refining operations of $30.2 million to $4.9 million for the three months ended September 30, 2000 and an increase in EBITDAAL of $28.3 million to $75.9 million for the nine months ended September 30, 2000 when compared to the same periods in 1999.

RETAIL RESULTS OF OPERATIONS

Retail sales and operating revenues increased from $129.1 million for the three months ended September 30, 1999 to $154.7 million for the same period ended in 2000. The nine months results reflect similar increases from the prior year; cumulative revenues were $444.0 million at September 30, 2000 versus $335.6 million at September 30, 1999. The 2000 revenue increases are due primarily to higher retail prices of refined petroleum products. Retail petroleum product volumes decreased 13.6 million gallons for the quarter ended September 30, 2000 from the same period results last year and decreased 27.0 million gallons for the nine month period. These decreases were primarily the result of the disposal of 14 non-strategic locations sold in the fourth quarter of 1999. The retail petroleum product volumes sold on a same store basis decreased 7.7% for the quarter and 3.4% for the nine month period, primarily as a result of the Company's less aggressive gasoline margin pricing which is reflected by the increase in gasoline margin per gallon, increased high quality independent marketer competition in the Company's marketing areas, and delayed capital improvements, particularly deferred installation of credit/debit card readers at the dispenser pumps. The Company has not been able to attribute any specific impact in retail gasoline volumes to the orchestrated corporate campaign sponsored by the union. (See the last paragraph of the Liquidity and Capital Resources section of this report for a further discussion of the campaign.) Merchandise sales on a same store basis remained stable for the three months ended September 30, 2000 compared to the same period in 1999. Same store merchandise sales for the nine months ended September 30, 2000, increased 2.2% due primarily to increases in the selling prices of tobacco products, beer and wine when compared with the same nine month period in 1999.

The Company's retail gasoline gross margin increased from $0.068 per gallon for the three months ended September 30, 1999 to $0.123 per gallon for the same period in 2000. The increase for the nine months ended September 30, 2000 was $0.019 per gallon. The increase in the retail gasoline gross margin per gallon in the third quarter 2000 was primarily the result of the Company's more aggressive gas margin pricing strategy. Despite the decrease in the number of retail facilities, the gasoline gross margin dollars increased for the quarter by $5.5 million dollars or 62.5% and increased for the nine months ended September 30, 2000 by $4.4 million or 13.9% compared to the same periods in 1999. The Company's merchandise gross margin percentage for the three and nine months ended September 30, 2000 declined slightly when compared to the same periods in 1999 due to increased costs of tobacco products. Total merchandise gross margin declined $1.1 million and $1.2 million when comparing the three and nine months ended September 30, 2000 to the same periods in 1999, respectively. The increased cost of tobacco products and the decrease in number stores exceeded the benefits of the Company's retail merchandise margin management program during the three and nine months ended September 30, 2000.

Retail operating expenses decreased 4.2% for the three months ended September 30, 2000 compared to the same period in 1999 and 7.5% for the comparative nine month period. This decrease is primarily the result of direct costs related to the Company's sale of the 14 non-strategic stores, cost savings related to support personnel reductions as well as overall reduced advertising and maintenance costs. These decreases were partially offset by an increase in depreciation and amortization expenses related to the completion of the Company's retail point-of-sale (POS) system implementation in December 1999.

Third quarter retail EBITDAAL improved by $5.2 million in 2000 from $3.3 million in 1999 to $8.5 million. The year-to-date retail EBITDAAL increased $7.8 million from $10.5 million in 1999 to $18.3 million at September 30, 2000. The increases in EBITDAAL result primarily from the increased gasoline margins, reductions in cash operating expenses due to the store closings and overall reductions in retail support personnel.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities (including changes in assets and liabilities) was $7.9 million for the nine months ended September 30, 2000 compared with net cash inflows of $4.8 million for the nine months ended September 30, 1999. The current period's negative cash flow was due to increases in accounts receivable and inventories somewhat offset by smaller increases in crude oil and other accounts payable. These changes were primarily due to the increase in selling prices of refined products and the increase in the costs of crude oil and other purchased feedstocks, respectively. Despite the prior year net loss, net cash flow from operating activities for the nine months ended September 30, 1999 was positive due to the increase in crude oil and refined products payables, resulting from the impact of increased crude oil prices and the timing of required payments. Partially offsetting the increase in accounts payable was an increase in accounts receivable and prepaid expense, and the release of $12.0 million of restricted cash.

Net cash outflows from investment activities were negligible for the nine months ended September 30, 2000 compared to a net outflow of $23.1 million for the same 1999 period. The 2000 investing outflows consisted primarily of capital expenditures of $11.5 million (which includes $4.0 million for refinery operations, $6.6 million relating to the marketing area and $0.9 million for corporate and other areas) and deferred turnaround maintenance expenditures of $4.6 million offset by $15.2 million in proceeds from the sales of property and equipment. Included in the $15.2 million proceeds from the sales of property and equipment were net proceeds of $13.8 million received late in the quarter related to a sale-leaseback transaction involving 15 existing store sites. The 1999 investing activities consisted of capital expenditures of $18.3 million (which included $8.3 million for refinery operations, $7.8 million for marketing operations, and $2.2 million for corporate and other operations). Additionally in 1999, there were refinery turnaround expenditures of $5.8 million and $2.0 million in capitalized software costs. These cash outflows were partially offset by proceeds from the sale of property and equipment of $2.8 million.

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2000 compared to the net cash provided by financing activities of $13.9 million for the nine months ended September 30, 1999. The 2000 and 1999 cash inflows consist principally of net proceeds received from borrowings under the Secured Credit Facility.

The ratio of current assets to current liabilities at September 30, 2000 was 1.06 to 1 compared to 0.89 to 1 at September 30, 1999 and .93 to 1 at December 31, 1999. If FIFO values had been used for all inventories, assuming an incremental effective income tax rate of 38.5%, the ratio of current assets to current liabilities would have been 1.39 to 1 at September 30, 2000, 1.12 to 1 at September 30, 1999 and 1.20 to 1 at December 31, 1999.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, wastewater discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that significant capital investments will continue to be required over the next year to comply with existing regulations. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of $6.9 million as of September 30, 2000 to cover the estimated costs of compliance with environmental regulations that are not anticipated to be of a capital nature. The $6.9 million liability includes accruals for issues extending beyond the year 2000.

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

The Company's principal purchases (crude oil and convenience store merchandise) are transacted under open lines of credit with its major suppliers, through credit enhancements pursuant to the Secured Credit Facility, or through financial performance guarantees provided by Rosemore, Inc. (Rosemore), a related party to the Company. The Company maintains its Secured Credit Facility to enhance its available credit capability, finance its working capital requirements and supplement internally generated sources of cash for corporate requirements.

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

Up to $75 million of the Secured Credit Facility is subject to availability of eligible collateral. The remaining $50 million of availability, which is provided by Rosemore, a related party to the Company, is not subject to the limitation of eligible collateral. As of September 30, 2000, eligible collateral, as related to the first $75 million of availability under the Secured Credit Facility, was approximately $148.6 million after the application of reserves and advance rates. As of September 30, 2000, the Company had $52.3 million in letters of credit and $4.7 million in cash borrowings outstanding pursuant to the Secured Credit Facility. As of October 31, 2000, there were $46.8 million of letters of credit and $14.1 million of cash borrowings outstanding pursuant to the Secured Credit Facility.

The Company has utilized additional financial support from Rosemore that is not committed and is subject to Rosemore's discretion. As of September 30, 2000, the Company had $33.4 million in outstanding performance guarantees from Rosemore relative to the Company's purchase of crude oil, feedstocks and other petroleum products. As of October 31, 2000, there were $17.8 million of outstanding performance guarantees provided by Rosemore. The Company pays Rosemore a fee for these outstanding performance guarantees.

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

The Purchase Money Liens (Liens) outstanding as of September 30, 2000 represent loans to finance land, buildings and equipment for several service station and convenience store locations. These borrowings are repayable over 60 to 72 months at a fixed interest rate. The Liens are secured by assets having a net book value of $6.8 million. The remaining principal balance is payable monthly through May 2004.

The Company's management is involved in a continual process of evaluating growth opportunities in its business segments as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 2000 are projected to approximate $29.0 million. The capital expenditures relate primarily to planned improvements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including Rosemore and the Secured Credit Facility, or a successor agreement, will be sufficient in 2000 to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The conclusion of the Statoil Processing Agreement significantly increases the Company's credit and working capital requirements to operate the Pasadena refinery at maximum capacity. As the Company has previously reported, assuming $32 per barrel crude oil prices, the Company's required working capital investment to replace the processing agreement barrels is approximately $27 million. To manage within the terms of its various credit facilities, it is probable that the production level at Pasadena in the fourth quarter will average less than 98 thousand barrels per day, the average for the first nine months of 2000. The Secured Credit Facility expires on December 10, 2001 but may be extended for additional one-year periods upon agreement between the Company and the agent of the facility. Any major acquisition or other substantial expenditure would likely require a combination of additional debt and equity. On September 29, 2000, the Company completed a sale/leaseback transaction involving 15 of its retail properties and realized net proceeds of $13.8 million and a deferred gain of $5.4 million; the deferred gain will be amortized over the 20-year term of the lease.

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

Merchandise sales and operating revenues from the Company's convenience stores are seasonal in nature, generally producing higher sales and earnings in the summer months than at other times of the year. Gasoline sales, at both the Company's multi-pump stations and convenience stores, are also somewhat seasonal in nature and, therefore, related revenues may vary during the year. This seasonality does not, however, negatively affect the Company's overall ability to sell its refined products.

The Company maintains business interruption insurance to protect itself against losses resulting from shutdowns of refinery operations from fire, explosions and certain other insured casualties. Business interruption coverage begins for such losses in excess of $2 million.

The Company has disclosed in Item 3. Legal Proceedings on page 6 and in
Note I of the Notes to Consolidated Financial Statements on page 35 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, and in Part II, Item 1. Legal Proceedings and in Note G of the Notes to Consolidated Financial Statements of the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2000, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in Item 3. Legal Proceedings on page 6 of the Annual Report on Form 10-K, as amended, for the year ended December 31, 1999, the Company's collective bargaining agreement at its Pasadena refinery expired on February 1, 1996. Following a number of incidents apparently intended to disrupt normal operations and as a result of its unsatisfactory status of the negotiations, on February 5, 1996, the Company invoked a lockout of employees in the collective bargaining unit at the Pasadena facility. Since that time, the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE"), the union to which the collective bargaining unit belongs has waged an orchestrated corporate campaign including sponsoring a boycott of the Company's retail facilities and supporting various lawsuits against the Company. The Company has been operating the Pasadena refinery since the lockout and intends to continue to do so during the negotiation period with the collective bargaining unit. On October 11, 2000, the Company and PACE announced that they had reached a tentative collective bargaining agreement. PACE agreed that if the contract were ratified by the local bargaining unit; PACE would end its "Corporate Campaign," including all boycott activities and resolve all litigation with the Company; and the Company agreed that upon ratification, the Company would end the four-and-one-half year lockout at its Pasadena, Texas refinery. On October 18, 2000, the Company was advised that PACE Local 4-227 had rejected the tentative agreement. Although the impact of the corporate campaign on the Company is difficult to measure, management does not believe that the corporate campaign has had a material adverse impact on the Company's operations. However, it is possible that the corporate campaign could have a material adverse impact on the Company's future results of operations.

EFFECTS OF INFLATION AND CHANGING PRICES

The Company's financial statements were prepared using the historical cost method of accounting and, as a result, do not reflect changes in the purchasing power of the dollar. In the capital intensive industry in which the Company operates, the replacement costs for its properties would generally far exceed their historical costs. As a result, depreciation would be greater if it were based on current replacement costs. However, since the replacement facilities would reflect technological improvements and changes in business strategies, such facilities would be expected to be more productive and versatile than existing facilities, thereby increasing profits, mitigating increased depreciation, and operating costs.

In recent years, crude oil and refined petroleum product prices have been volatile which has impacted working capital requirements. If the prices increase in the future, the Company would expect a related increase in working capital needs and financial performance capability.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's operating results have been, and will continue to be, affected by a wide variety of factors that could have an adverse effect on profitability during any particular period, many of which are beyond the Company's control. Among these are the supply and demand for crude oil and refined products, which is largely driven by the condition of local and worldwide economies and politics, although seasonality and weather patterns can also play a significant part. Governmental regulations and policies, particularly in the areas of energy and the environment, also have a significant impact on the Company's activities. Operating results can be affected by these industry factors, by competition in the particular geographic markets that the Company serves and by Company-specific factors, such as the success of particular marketing programs and refinery operations and the availability of sufficient working capital.

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

The following table presents the current market value of the Company's outstanding derivative commodity instruments held at September 30, 2000 based on crude oil and refined products market prices at that date and the estimated impact on future earnings before taxes based on the sensitivity of those instruments to a 10% increase or decrease in market prices.

                                                 Anticipated Gain (Loss)
                                           ---------------------------------
                        Current Value at   10% Increase in   10% Decrease in
                       September 30, 2000   Market Prices     Market Prices
                       ------------------  ----------------  ---------------
                                           (in thousands)
Commodity futures        $    5,411         $    (5,912)        $    5,912
Commodity forwards           (5,749)              6,887             (6,887)
                         -----------        -----------         -----------
    Total                $     (338)        $       975         $     (975)
                         ===========        ===========         ===========


Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Changes in these rates could significantly impact the level of earnings in future periods.

Rosemore entered into an Agreement and Plan of Merger dated April 7, 2000 (the "Merger Agreement"), with the Company. The Merger Agreement proposed that the Company be merged into Rosemore Acquisition

Corporation. Under the Merger Agreement, the stockholders of the Company, other than Rosemore, would have received $9.50 per share in exchange for their Company stock if the Merger had been approved by the Company's stockholders. The Merger Agreement was submitted to the Company's stockholders for approval at a special meeting of stockholders on August 24, 2000. The Merger Agreement did not receive the requisite two-thirds approval from the Company stockholders and following the meeting the Merger Agreement was terminated by the Company and Rosemore.

Apex Oil Company, Inc., a Missouri corporation that owns approximately 14.7% of Crown's Class A common stock and 3.5% of Crown's Class B common stock, has previously announced that it has proposed to buy all of Crown's outstanding stock at a price of $10.50 per share in cash in a tender offer. The Company has therefore requested Apex to present its definitive proposal to acquire all of Crown's stock for $10.50 per share in a fully financed, all-cash unconditional tender offer and to be able to commence that tender offer by September 29, 2000. The Company has twice extended the due date for Apex to submit its all cash proposal which now expires on November 30, 2000.

If the Company has not received a fully financed, all-cash unconditional tender offer for all shares by November 30, 2000, which is capable of being completed, the Company will additionally focus on other strategic alternatives to deliver value to all stockholders. These efforts may include but not be limited to a strategic redirection or sale of assets, and the continuation of overhead and cost structure reduction initiatives.


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


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As previously disclosed, on January 13, 2000, the Company received a Notice of Enforcement (NOE) from the Texas Natural Resource Conservation Commission (TNRCC) regarding alleged state and federal air quality violations. In a letter dated May 3, 2000 the TNRCC informed the Company that the agency is proposing to enter an administrative order against the Company that would assess civil penalties of $1.3 million primarily for alleged violations of the federal New Source Performance Standards for hydrogen sulfide and sulfur dioxide and additional violations of other air regulations at the Pasadena refinery, as reflected in three notices of violation or enforcement dated February 3, 1999, January 13, 2000 and April 3, 2000. The time period covered is April 1, 1998 through December 31, 1999. Following negotiations with the Company, the TNRCC agreed to reduce the proposed civil penalty to $0.9 million. The Company believes that it has valid legal defenses for the majority of the alleged violations and that even as revised the proposed penalty is excessive. Accordingly, the Company is continuing to negotiate with the Agency in an effort to obtain an appropriate settlement. In any case, the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company. Furthermore, the Company does not believe the alleged violations in the proposed administrative order change the Company's position with respect to the defense of charges that may be filed by the United States Department of Justice (DOJ) for alleged sulfur violations that have been subject to prior TNRCC action or the proposed administrative order.

On May 18, 2000, the DOJ proposed in writing to settle a number of alleged violations of environmental regulations (other than alleged sulfur violations) against the Company for $0.9 million. The Company believes that it either has valid defenses to a majority of the other alleged violations or that the alleged violations are DE MINIMIS in nature and, in any case, that the ultimate outcome of the enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

On October 11, 2000, the Company and the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE") announced that they had reached a tentative collective bargaining agreement. PACE agreed that if the contract were ratified by the local bargaining unit; PACE would end its "Corporate Campaign," including all boycott activities and resolve all litigation with the Company; and the Company agreed that upon ratification, the Company would end the four-and-one-half year lockout at its Pasadena, Texas refinery. On October 18, 2000, the Company was advised that PACE Local 4-227 had rejected the tentative agreement.

There have been no other material changes in the status of legal proceedings as reported in Item 3 of the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and in Part II,
Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31 and June 30, 2000. The Company is involved in various matters of litigation, the ultimate outcome of which, in the opinion of management, is not expected to have a material adverse effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 24, 2000, the Company held a special meeting of Stockholders to vote on the proposed merger of Rosemore Acquisition Corporation (a wholly owned subsidiary of Rosemore) with and into the Company and approve the related Agreement and Plan of Merger dated April 7, 2000 ("Merger Agreement"). Under the Merger Agreement, the stockholders of the Company, other than Rosemore, would have received $9.50 per share in exchange for their Company stock. The Merger Agreement did not receive the requisite two-thirds votes necessary to approve the proposed merger from the Company's stockholders and following the meeting, the Merger Agreement was terminated by the Company and Rosemore. The result of the Stockholders vote on this proposal was as follows: 2,849,713 for the proposed merger, 1,884,796 against and 14,295 abstentions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

      3 (ii)   -   Bylaws of Crown Central Petroleum Corporation, as
                   amended and restated on October 26, 2000

      10       -   Fifth Amendment to the Loan and Security Agreement, as
                   amended and restated September 19, 2000

      19 (a)   -   Amendment No. 5 to the Company Going Private Statement
                   on Form 13E3 dated August 9, 2000, herein incorporated by reference

      19 (b)   -   Definitive Additional Materials dated August 9, 2000,
                   which includes a letter from the Independent Committee, herein incorporated by reference

      19 (c)   -   Proxy Solicitation Materials dated August 10, 2000
                   filed by Golnoy Barge and Apex Oil, herein incorporated by reference

      19 (d)   -   Definitive Proxy Statement dated August 14, 2000
                   relating to Golnoy Barge and Apex Oil's proxy solicitation, herein incorporated by reference

      19 (e)   -   Proxy Solicitation Materials dated August 15, 2000
                   filed by Golnoy Barge and Apex Oil, herein incorporated by reference

      19 (f)   -   Definitive Additional Materials dated August 17, 2000,
                   which includes a letter from the Golnoy Barge and Apex
                   Oil, herein incorporated by reference

      19 (g)   -   Definitive Additional Materials dated August 18, 2000,
                   which includes an announcement by Apex Oil, herein incorporated by reference

      27       -   Financial Data Schedule for the nine months ended
                   September 30, 2000

      99       -   Press Release relating to interim operating results for
                   the three and nine months ended September 30, 2000

  (b)  Reports on Form 8-K:

Reports filed on Form 8-K with the Securities and Exchange Commission from July 1, 2000 to November 13, 2000 are as follows:

    Form 8-K dated August 24, 2000
      Item 5. Other Events - Crown's announcement of the termination of
        Rosemore's Merger Agreement and its pursuit of Apex's offer
      Item 7. Financial Statements and Exhibits - Exhibit No. 99 Press
        Release relating to the vote on Rosemore's amended proposal and the Company's pursuit of the Apex offer.
    Form 8-K dated September 28, 2000
      Item 5. Other Events - Crown granted Apex's request for an extension of time for Apex to present a definitive acquisition proposal
      Item 7.  Financial Statements and Exhibits - Exhibit No. 99 Press
        Release relating to the Company's extension of time for Apex to present a definitive acquisition proposal.
    Form 8-K dated October 11, 2000
      Item 5. Other Events - Crown and the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) released a joint statement announcing that they had reached a tentative collective bargaining agreement subject to ratification by the local bargaining unit
      Item 7. Financial Statements and Exhibits - Exhibit No. 99 Press release regarding tentative collective bargaining agreement.
    Form 8-K dated November 1, 2000
      Item 5. Other Events - Crown granted Apex's request for an extension of time for Apex to present a definitive acquisition proposal
      Item 7.  Financial Statements and Exhibits - Exhibit No. 99 Press
        Release relating to the Company's extension of time for Apex to present a definitive acquisition proposal.

                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CROWN CENTRAL PETROLEUM CORPORATION



                                  /s/--Jan L. Ries
                                  Jan L. Ries
                                  Controller
                                  Chief Accounting Officer
                                  and Duly Authorized Officer

Date:  November 13, 2000