Form 10-K405
period 2000-12-31
CROWN CENTRAL PETROLEUM CORP /MD/
filed 2001-04-02
CIK 25885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K

(Mark One)
   [ ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended  DECEMBER 31, 2000

                                      OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ---------- to  ---------


                          Commission File Number 1-1059


                       CROWN CENTRAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


          MARYLAND                                           52-0550682
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                                  Number)


ONE NORTH CHARLES STREET
BALTIMORE, MARYLAND                                               21201
(Address of principle executive offices)                     (Zip Code)


Registrant's telephone number, including area code:      (410) 539-7400


   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE


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

There were no voting or non-voting common equity securities held by non-affiliates of the registrant on March 7, 2001; and, therefore, there was no aggregate market value for such securities on that date.

The number of shares outstanding at March 7, 2001 of the registrant's $5 par value Common Stock was one share, which is owned by Rosemore, Inc., a privately held Maryland corporation.

                       CROWN CENTRAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                          Page
                                                          ----
PART I
------

Item 1     Business                                                l

Item 2     Properties                                              3

Item 3     Legal Proceedings                                       6

Item 4     Submission of Matters to a Vote of Security Holders     8


PART II
-------

Item 5     Market for the Registrant's Common
           Equity and Related Stockholder Matters                  8

Item 6     Selected Financial Data                                 9

Item 7     Management's Discussion and Analysis
           of Financial Condition and Results of Operations       10

Item 7a    Qualitative and Quantitative Disclosures
           About Market Risk                                      17

Item 8     Financial Statements and Supplementary Data            18

Item 9     Changes in and Disagreements with Auditors on
           Accounting and Financial Disclosure                    39


PART III
--------

Item 10    Directors and Executive Officers of the
           Registrant                                             40

Item 11    Executive Compensation                                 42

Item 12    Security Ownership of Certain
           Beneficial Owners and Management                       44

Item 13    Certain Relationships and Related Transactions         45


PART IV
-------

Item 14    Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                                45


                             PART I
                             ------

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS


This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including without limitation those under "Liquidity and Capital Resources", "Additional Factors that May Affect Future Results" and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and results of operations, are forward-looking statements. Such statements are subject to certain risks and uncertainties, such as changes in prices or demand for the Company's products as a result of competitive actions or economic factors, changes in the cost of crude oil, changes in operating costs resulting from new refining technologies, increased regulatory burdens or inflation, and the Company's ability to continue to have access to capital markets and commercial bank financing on favorable terms. Should one or more of these risks or uncertainties, among others as set forth in this Annual Report on Form 10-K for the year ended December 31, 2000, materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurances can be given that such expectations will prove to have been correct.
Cautionary statements identifying important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Annual Report on Form 10-K for the year ended December 31, 2000, including without limitation in conjunction with the forward-looking statements included in this Annual Report on Form 10-K that are referred to above. All forward-looking statements included in this Annual Report on Form 10-K and all subsequent oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS

GENERAL

Crown Central Petroleum Corporation and subsidiaries (the Company), which traces its origins to 1917, is a large independent refiner and marketer of petroleum products in the United States. The Company owns and operates two high-conversion refineries with a combined capacity of 152,000 barrels per day of crude oil - a 100,000 barrel per day facility located in Pasadena, Texas, near Houston (the Pasadena refinery) and a 52,000 barrel per day facility located in Tyler, Texas (the Tyler refinery, and together with the Pasadena refinery, the Refineries). The Company is also a leading independent marketer of refined petroleum products and merchandise through a network of 330 gasoline stations and convenience stores located in the Mid-Atlantic and Southeastern United States. In support of these businesses, the Company operates 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States.

The Refineries are strategically located and have direct access to crude oil supplies from major and independent producers and trading companies, thus enabling the Company to select a crude oil mix to optimize refining margins and minimize transportation costs. The Pasadena refinery's Gulf Coast location provides access to tankers, barges and pipelines for the delivery of foreign and domestic crude oil and other feedstocks. The Tyler refinery benefits from its location in East Texas due to its ability to purchase high quality crude oil directly from nearby suppliers at a favorable cost and from its status as the only supplier of a full range of refined petroleum products in its local market area. The Refineries are operated to generate a product mix of over 89% higher margin fuels, primarily transportation fuels such as gasoline, highway diesel and jet fuel as well as home heating oil. During the past five years, the Company has invested over $58 million for environmental compliance, upgrading, expansion and process improvements at its two refineries. As a result of these expenditures, the Refineries have a high rate of conversion to higher margin fuels.

The Company is one of the largest independent retail marketers in its core retail market areas within Maryland, Virginia and North Carolina. The Company has a geographic concentration of retail locations in high growth areas such as Baltimore, Maryland and the Washington, D.C. metropolitan areas, Tidewater and Richmond, Virginia, Charlotte and Raleigh, North Carolina and Columbus, Georgia.

Sales values of the principal classes of products sold by the Company during the last three years are included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10 of this report.

At December 31, 2000, the Company employed 2,636 employees. The total number of employees decreased approximately 2% from year-end 1999.

REGULATION

Like other companies in the petroleum refining and marketing industries, the Company's operations are subject to extensive regulation and the Company has responsibility for the investigation and clean-up of contamination resulting from past operations. Current compliance activities relate to air emissions limitations, waste water and storm water discharges and solid and hazardous waste management activities.
In connection with certain of these compliance activities and for other reasons, the Company is engaged in various investigations and, where necessary, remediation of soils and ground water relating to past spills, discharges and other releases of petroleum, petroleum products and wastes. The Company's environmental activities are different with respect to each of its principal business activities: refining and retail marketing operations. The Company is not currently aware of any information that would suggest that the costs related to the air, water or solid waste compliance and clean-up matters discussed herein will have a material adverse effect on the Company. The Company anticipates that substantial capital investments will be required in order to maintain compliance with federal, state and local regulations, including an approximately $41 million for the EPA's new regulations regarding low sulfur gasoline. A more detailed discussion of environmental matters is included in Note A and Note I of the Notes to Consolidated Financial Statements on pages 24 and 33, respectively, of this report, and in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 through 17 of this report.

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

The principal competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery product margins, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries that are larger and more complex and, as a result, could have lower per barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The majority of the Company's total crude oil purchases are transacted on the spot market. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

The principal competitive factors affecting the Company's retail marketing operations are locations of stores, product price, pay-at-the-pump capability, the quality, appearance and cleanliness of stores and brand identification. Competition from large integrated oil companies, as well as from convenience stores that sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

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

The Pasadena refinery and Tyler refinery averaged production output of 98,074 barrels per day and 51,051 barrels per day, respectively, during 2000. While both refineries primarily run sweet (low sulphur content) crude oil, they can process up to 20% of certain sour (high sulphur content) crude oil in their mix.

The Company's access to extensive pipeline networks provides it with the ability to acquire crude oil directly from major integrated and independent domestic producers, foreign producers, or trading companies, and to transport this crude to the refineries at a competitive cost. The Pasadena refinery has docking facilities that provide direct access to tankers and barges for the delivery of crude oil and other feedstocks. The Company also has agreements with terminal operators for the storage and handling of the crude oil it receives from large ocean-going vessels and which the Company transports to the refineries by pipeline. The Tyler refinery benefits from its location in East Texas since a portion of the Company's crude oil can be purchased as high quality crude oil at favorable prices directly from nearby producers. In addition, the Tyler refinery is the only supplier of a full range of petroleum products in its local market area. See "Supply, Transportation and Wholesale Marketing."

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

The Pasadena refinery has a crude unit with a 100,000 barrels per day atmospheric column and a 42,000 barrels per day vacuum tower. Major downstream units consist of a 56,000 barrels per day fluid catalytic cracking unit, a 12,000 barrels per day delayed coking unit, two alkylation units with a combined capacity of 14,000 barrels per day of alkylate production, and a continuous regeneration reformer with a capacity of 24,000 barrels per day. Other units include two depropanizers that can produce 5,500 barrels per day of refinery grade propylene, a liquified petroleum gas recovery unit that removes approximately 1,000 barrels per day of liquids from the refinery fuel system, a reformate splitter, and a compression facility capable of transporting up to 14 million standard cubic feet per day of process gas to a neighboring petrochemical plant.

The Clean Air Act mandated that only reformulated gasoline ("RFG") may be sold in certain ozone non-attainment areas, including some metropolitan areas where the Company sells gasoline. RFG standards became more stringent with the implementation of the Complex Model Phase 1 in 1997, and again in 2000 with the Complex Model Phase 2. The Pasadena refinery can produce up to 30,000 barrels per day of winter grade Phase 2 RFG with purchases of MTBE, ethanol, or other oxygenates.
 The Pasadena refinery directly supplies premium unleaded RFG to nearby truck rack facilities with the remainder of RFG production being shipped in the Colonial pipeline. Company retail and wholesale RFG requirements above production capabilities are met with gasoline grade exchanges and spot market purchases.

Crude unit operation at the Pasadena refinery was at higher rates in 2000 as compared to the prior year. This was primarily due to the planned increase in refinery production volumes as a result of improved industry-wide refining margins. The production increase was partially offset by major unit outages and mechanical failures during the year. In addition, the Company purchased substantially more heavy crude at discounts to light sweet grades. With the heavier crude, the refinery capacity is effectively reduced because of constraints in downstream units that process the heavier fractions. In 2000, the Pasadena refinery operated at 98,074 BPD yielding approximately 58% gasoline and 31% distillates. Of the total gasoline production, approximately 22% was premium octane grades. In addition, the Pasadena refinery produced and sold other products including propylene, propane, slurry oil, petroleum coke and sulfur.

The Company owns and operates storage facilities located on approximately 130 acres near its Pasadena refinery that, together with tanks on the refinery site, provide the Company with a storage capacity of approximately 6.2 million barrels (2.8 million barrels for crude oil and 3.4 million barrels for refined petroleum products and intermediate stocks).

The Pasadena refinery's refined petroleum products are delivered to both wholesale and retail customers. Approximately one-half of the gasoline and distillate production is sold at wholesale into the Gulf Coast spot market and one-half is shipped by the Company on the Colonial and Plantation pipelines for sale in East Coast wholesale and retail markets. The Company's retail gasoline requirements represent approximately 54% of the Pasadena refinery's total gasoline production capability.

TYLER REFINERY

The Tyler refinery is located on approximately 100 of the 529 acres owned by the Company in Tyler, Texas and has a rated crude capacity of 52,000 barrels per day. The Tyler refinery's location provides access to nearby high quality East Texas crude oil that accounts for approximately 70% of its crude supply. This crude oil is transported to the refinery on the McMurrey and Scurlock pipeline systems. The Company owns the McMurrey system and has a long-term contract with Scurlock Permian Pipe Line Corporation for use of the Scurlock system. The Company also has the ability to ship crude oil to the Tyler refinery by pipeline from the Gulf Coast and does so when market conditions are favorable. Storage capacity at the Tyler refinery exceeds 2.7 millions barrels (1.2 million barrels for crude oil and 1.5 million barrels for refined petroleum products and intermediate stocks), including tankage along the Company's pipeline system.

The Tyler refinery has a crude unit with a 52,000 barrels per day atmospheric column and a 15,000 barrels per day vacuum tower. The other major process units at the Tyler refinery include a 20,000 barrels per day fluid catalytic cracking unit, a 6,000 barrels per day delayed coking unit, a 20,000 barrels per day naphtha hydrotreating unit, a 12,000 barrels per day distillate hydrotreating unit, two reforming units with a combined capacity of 17,000 barrels per day, a 5,000 barrels per day isomerization unit, and an alkylation unit with a capacity of 4,700 barrels per day.

In 2000, the Tyler refinery operated at approximately 95% of rated crude unit capacity, with production yielding approximately 53% gasoline and approximately 37% distillates, which include the production of 5,800 BPD of aviation fuels. Of the total gasoline production, approximately 10% was premium octane grades. In addition, the refinery produced and sold by-products including propylene, propane, slurry oil, petroleum coke and sulphur. The Tyler refinery is the principal supplier of refined petroleum products in the East Texas market with approximately 63% of production distributed at the refinery's truck terminal. The remaining production is shipped via the Texas Eastern Products Pipeline for sale either from the Company's terminals or from other terminals along the pipeline. Deliveries under term exchange agreements account for the majority of the refinery's truck terminal activity.

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

As of December 31, 2000, the Company had 330 retail locations. Of these 330 units (202 owned and 128 leased), the Company directly operated 228 and independent dealers operated the remainders. The Company conducts its operations in Maryland through an independent dealer network as a result of legislation that prohibits refiners from operating gasoline stations in Maryland. The Company believes that the high proportion of Company-operated units enables it to respond quickly and uniformly to changing market conditions.

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

RETAIL UNIT OPERATIONS

The Company conducts its retail marketing operations through three basic store formats: convenience stores, mini-marts and gasoline stations. At December 31, 2000, the Company had 77 convenience stores, 150 mini-marts and 103 gasoline stations.

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

While the Company derives approximately 81% of its retail revenue from the sale of gasoline, it also provides a variety of merchandise and other services designed to meet the non-fuel needs of its customers. Sales of these additional products are an important source of revenue, contribute to increased profitability and serve to increase customer traffic. The Company believes that its existing retail sites present significant additional profit opportunities based upon their strategic locations in high traffic areas. The Company also offers ancillary services such as compressed air service, car washes, vacuums, and automated teller machines. Management continues to evaluate the addition of new ancillary services.

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

TRANSPORTATION

All of the domestic crude oil processed by the Company at its Pasadena refinery is transported by pipeline. The Company's purchases of foreign crude oil are transported primarily by tankers under spot charters which are arranged by either the seller or the Company. The Company is not currently obligated under any time-charter contracts. The Company has an approximate 5% interest in the Rancho Pipeline and generally received approximately 8,000 barrels per day of crude through this system in 2000. Foreign crudes (principally from the North Sea, West Africa and South America) account for approximately 90% of total Pasadena crude supply and are delivered by tanker. Most of the crude for the Tyler refinery is gathered from local East Texas fields and delivered by two pipeline systems, one of which is owned by the Company. Foreign crude also can be delivered to the Tyler refinery by pipeline from the Gulf Coast.

TERMINALS

The Company operates eight product terminals located along the Colonial and Plantation pipeline systems. In addition to the terminal at the Tyler refinery, it operates four product terminals located along the Texas Eastern Products Pipeline system. These terminals have a combined storage capacity of 1.7 million barrels. The Company's distribution network is augmented by agreements with other terminal operators also located along these pipelines. In addition to serving the Company's retail requirements, these terminals supply products to other refiner/marketers, jobbers and independent distributors.

WHOLESALE MARKETING

Approximately 15% of the gasoline produced by the Company's Pasadena refinery is transported by pipeline for sale at wholesale through Company and other terminals in the Mid-Atlantic and Southeastern United States. Heating oil is also regularly sold at wholesale through these same terminals. Gasoline, heating oil, diesel fuel and other refined products are also sold at wholesale in the Gulf Coast market.

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


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various matters of litigation, which, in the opinion of management, are not expected to have a material adverse effect on the Company. The Company's legal proceedings are further discussed in Note I of the Notes to Consolidated Financial Statements on page 33 of this report.

The Pasadena and Tyler refineries and many of the Company's other facilities are involved in a number of environmental enforcement actions or are subject to agreements, orders or permits that require remedial activities. These matters and other environmental expenditures are discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Conditions and Results of Operations on pages 13 through 17 of this report, and in Note I of the Notes to Consolidated Financial Statements on page 33 of this report. These enforcement actions and remedial activities, in the opinion of management, are not expected to have a material adverse effect on the Company.

During most of the last five fiscal years, the Company was engaged in a labor dispute at its Pasadena refinery. Following a number of incidents apparently intended to disrupt normal operations at the refinery and also as a result of the unsatisfactory status of the negotiations on the collective bargaining agreement, on February 5, 1996, the Company implemented a lock out of employees in the collective bargaining unit at the refinery. During the lockout, the Paper, Allied-Industrial, Chemical & Energy Workers Union (PACE), the union to which the collective bargaining unit belongs, waged an orchestrated corporate campaign that included a boycott of the Company's retail facilities and support of various lawsuits against the Company. On January 17, 2001, the local bargaining unit ratified a new collective bargaining agreement and the Company ended the lockout. As a result, PACE agreed to cease all boycott activity, dismiss all regulatory complaints, resolve all litigation with the Company and end the corporate campaign.

The litigation directly related to the corporate campaign has previously been reported. The judge denied class certification in LORETTA BURRELL, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, C.A. No. 97-CVO-357 (E.D. Tex.) and granted the

Company's summary judgment motion with respect to the claims of one plaintiff. Motions for Partial Summary Judgment against all of the individual claims of all of the seven remaining plaintiffs are pending.
 The Company has reached a settlement agreement with the plaintiffs in TEXANS UNITED FOR A SAFE ECONOMY EDUCATION FUND, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, H-97-2427 (S.D. Tex.), and the settlement has been submitted to the court for approval. The parties in KNOX, ET AL. VS. ROSENBERG, ET AL. C.A. No. 1998-58870 (S.D. Tex.) have an agreement in principle to settle that case, and a defendants' motion to dismiss is pending before the court.

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

On January 8, 1999, five named plaintiffs filed a purported class action lawsuit against the Company and 12 other named defendants in Superior Court for New Hanover County, North Carolina claiming that the defendants are liable for damages caused by MTBE contamination of groundwater, ATLAS ALAN MAYNARD, III, ET AL. V. AMERADA HESS CORPORATION, ET AL. 99-CV-00068 (Superior Court of New Hanover County, North Carolina). MTBE is a gasoline additive that is used by the petroleum industry principally to formulate gasolines that comply with the federal Clean Air Act Amendments of 1990. The plaintiffs seek to certify two sub-classes-all owners of drinking water wells in the state who wish to have their wells tested at the defendants' expense and all owners of such wells which are contaminated by certain levels of MTBE. On January 20, 2000, the Court held hearings on the plaintiffs' motion for class certification and the defendants' motions to dismiss. The Court has not issued a ruling on those motions and is now reviewing additional briefs and will hold additional hearings. Court-ordered nonbinding mediation was unsuccessful.

Approximately 85 current or former employees (or their representatives) of the Company's La Gloria Oil and Gas Company subsidiary have sued La Gloria, the Company and over 250 other defendants alleging that they have suffered injuries resulting from exposure to chemicals at the Tyler refinery, FAYE B. ANDERSON, ET AL. VS. CROWN CENTRAL PETROLEUM CORPORATION, ET AL. No. 2000-47892 (District Court of Harris County, Texas). The plaintiffs have also filed workers' compensation claims.
La Gloria and the Company intend to vigorously defend these actions.

In February 1998, the Company and thirteen other companies, including several major oil companies, were sued on behalf of the United States Environmental Protection Agency (EPA) and the Texas Natural Resource Conservation Commission (TNRCC) under the Comprehensive Environmental Response Compensation and Liability Act of 1980 (the Superfund Statute) to recover the costs of removal and remediation at the Sikes Disposal Pits Site (the Sikes Site) in Harris County, Texas. The Company does not believe that it sent any waste material to the Sikes Site or that there is any credible evidence to support the government's claim that it did so. In fact, the Company has developed considerable evidence to support its position that it should not have been named as a Potentially Responsible Party (PRP). The EPA and TNRCC allege that they incurred response costs and interest in excess of $230 million at the Sikes Site of which they seek to recover a significant portion. Since the Superfund statute permits joint and several liability and any PRP is theoretically at risk for the entire judgment, the Company intends to vigorously defend this action. Based upon the information currently available, the Company expects that it will eventually prevail in this matter. In addition, the Company has been named by the EPA and by several state environmental agencies as a PRP at various other federal and state Superfund sites. The Company's exposure in these matters has either been resolved, is properly reserved or is DE MINIMIS and is not expected to have a material adverse effect on the Company.

On January 13, 2000, the Company received a Notice of Enforcement from the TNRCC regarding alleged state and federal air quality violations, some of which include sulfur exceedances. In a letter dated May 3, 2000, the TNRCC informed the Company that it was proposing to enter an administrative order against the Company for alleged violations of New Source Performance Standards for hydrogen sulfide and sulfur dioxide and for additional alleged violations reflected in three prior notices of violation or enforcement covering the period April 1, 1998 through December 31, 1999. The Company believes it has valid legal defenses to the majority of the alleged violations and is negotiating with the TNRCC in an effort to settle all charges. In any case, the ultimate outcome of any enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

During the first half of 2000, the Company received notices from the United States Department of Justice (DOJ) that the government was again considering filing a civil action against the Company for the alleged sulfur violations already addressed by an August 31, 1998 TNRCC Agreed Order and for additional alleged violations not covered by that Order. The Company has negotiated an agreement in principle with DOJ and EPA to resolve these matters. The proposed settlement will not have a material adverse effect on the Company.

The foregoing environmental proceedings are not of material importance to Crown's accounts and are described in compliance with SEC rules requiring disclosure of such proceedings. Other environmental enforcement actions previously reported have either been resolved, or the settlement currently proposed by the relevant agency does not require separate disclosure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 14, 2000, the Company held its Annual Meeting of
Stockholders. Six directors were elected by the holders of Class A Common Stock and two directors were elected by the holders of Class B Common Stock. The result of the Stockholders election of directors was as follows:




                                                        VOTES
                                         VOTES FOR    WITHHELD
                                         ---------    --------
PROPOSAL I - ELECTION OF DIRECTORS
----------------------------------
Nominees for election by the holders
  of Class A Stock:
     Michael F. Dacey                    3,985,696     544,290
     Stanley A. Hoffberger               3,956,188     573,798
     Barry L. Miller                     3,950,489     579,497
     Frank B. Rosenberg                  3,949,410     580,576
     Henry A. Rosenberg, Jr.             3,954,299     575,687
     John E. Wheeler, Jr.                3,954,514     575,472
Nominees for election by the holders
  of Class B Stock:
     Jack Africk                           296,186     167,689
     The Reverend Harold Ridley, S.J.      296,588     167,287



No other matters were submitted to a vote of stockholders.


                              PART II
                              -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

Until March 7, 2001, the Company's common stock was listed on the American Stock Exchange under the ticker symbols CNP A and CNP B. On March 7, 2001, a subsidiary of Rosemore, Inc., a privately held company, acquired all of the Company's common stock and the Company became an indirect wholly-owned subsidiary of Rosemore, and the stock was no longer traded on the American Stock Exchange following the close of the market on March 7, 2001. The stock has subsequently been delisted and it is no longer registered with the Exchange or the Commission.


               COMMON STOCK MARKET PRICES AND CASH DIVIDIENDS

                                  2000               1999
                                Sales Price       Sales Price
                               High      Low      High      Low
                              ------   -------   ------   -------
CLASS A COMMON STOCK
  First Quarter               $ 8 9/16  $ 5 5/8  $ 9      $ 7 1/16
  Second Quarter                9 1/4     8 1/4   12 1/8    7 1/4
  Third Quarter                 9 3/4     8 7/8   12        6
  Fourth Quarter               10 3/16    7 5/8    8 5/8    4 3/4

        Yearly                 10 3/16    5 5/8   12 1/8    4 3/4


CLASS B COMMON STOCK
  First Quarter               $ 8 3/4   $ 5 1/2  $ 9      $ 6 7/8
  Second Quarter                9 3/16    8 3/16  11 1/4    7 1/8
  Third Quarter                 9 9/16    8 9/16  11        6
  Fourth Quarter                9 7/8     6 7/8    7 1/4    4 9/16

        Yearly                  9 7/8     5 1/2   11 1/4    4 9/16


There were no cash dividends declared on common stock in 2000 or 1999.

The number of stockholders of the Company's common stock based on the number of record holders on December 31, 2000 was:


          Class A Common Stock               494
          Class B Common Stock               873

TRANSFER AGENT & REGISTRAR
EquiServe
Boston, Massachusetts



ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company set forth below for the five years ended December 31, 2000 should be read in conjunction with the Consolidated Financial Statements.





                          2000       1999        1998       1997       1996
                       ----------  ---------- ---------- ---------- ----------
                           (Thousands of dollars except per share amounts)
Sales and operating
  revenues             $1,961,386  $1,270,181  $1,264,317 $1,609,083 $1,641,875
(Loss) income
  before extraordinary
  item                     (5,094)    (30,026)    (29,380)    19,235     (2,767)
Extraordinary item         (3,132)          -           -          -          -
Net (loss) income          (8,226)    (30,026)    (29,380)    19,235     (2,767)
Total assets              523,561     523,108     518,010    597,394    566,955
Long-term debt            129,367     129,180     129,899    127,506    127,196


PER SHARE DATA - BASIC:
(Loss) income
  before extraordinary
  item                       (.51)      (3.04)      (2.99)      1.97       (.28)
Net (loss) income            (.83)      (3.04)      (2.99)      1.97       (.28)

PER SHARE DATA - DILUTED:
 (Loss) income before
  extraordinary item         (.51)      (3.04)      (2.99)      1.94       (.28)
Net (loss) income            (.83)      (3.04)      (2.99)      1.94       (.28)



The extraordinary loss recorded in the year 2000 represents legal, accounting and other related expenses incurred in the Company's efforts in going private.

To conform to the 1999 and 1998 presentation, Sales and operating revenues for the years ended December 31, 1997, and 1996, respectively, have been restated. These restatements had no effect on the Net income
(loss) and the Net income (loss) per share amounts previously reported. See Note A to the accompanying financial statements.

To conform to the 1999 presentation, Total assets at December 31, 1998, 1997, and 1996, respectively, have been restated. See Note A to the accompanying financial statements.

The net loss in 1998 included a $7.1 million reserve to reflect the decline in inventory values of crude oil and petroleum products when valuing inventories at the lower of cost or market. Due to the increase in refined products prices, the reserve of $7.1 million recorded as of December 31, 1998 to reflect valuing inventories at lower of cost or market was recovered during the first quarter of 1999.

There were no cash dividends declared in 2000, 1999, 1998, 1997, or 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

Consolidated sales and operating revenues increased 54.4% for the year ended December 31, 2000 compared to an increase of 0.5% for the year ended December 31, 1999. The 2000 increase was primarily attributable to a 66.7% increase in the average sales price per gallon of petroleum products. Partially offsetting this increase was a decrease in retail merchandise sales due to the sale of fourteen non-strategic properties in the fourth quarter of 1999. Merchandise sales on a same store basis for the year 2000 increased a modest .7% compared to the prior year. (See Retail Results of Operations below for further discussion.) The 1999 increase was primarily attributable to a 21.9% increase in the average sales price per gallon of petroleum products and an increase in merchandise sales of $1.2 million or 3.4% offset by a 17.8% decrease in volumes of refined petroleum products sold primarily due to the Company's processing agreement with Statoil Marketing and Trading (US) Inc. (Statoil). (See discussion of Processing Agreement below.) This processing agreement expired on October 14, 2000.

Gasoline sales accounted for 60.0% of total 2000 revenues while distillates and merchandise sales represented 29.5% and 5.4%, respectively. This compares to a dollar mix from sales of 57.7% gasoline, 26.5% distillates and 9.8% merchandise in 1999 and 56.2% gasoline, 27.0% distillates and 8.9% merchandise in 1998.

The following table depicts the sales values of the principal classes of products sold by the Company, which individually contributed more than ten percent of consolidated Sales and operating revenues during the last three years:


SALES OF PRINCIPAL PRODUCTS
(IN MILLIONS OF DOLLARS)
                                 2000      1999     1998
                               --------   ------   ------
     Gasoline                  $1,176.6   $732.6   $711.1
     No. 2 Fuel & Diesel          513.6    295.4    315.9


Consolidated costs and operating expenses increased 57.7% compared to an increase of 0.8% in 1999. The 2000 increase was due primarily to the increased cost of crude oil. The average cost of Platt's West Texas Intermediate (WTI) crude oil rose 44.6% during the year, from $24.79 per barrel in 1999 to $35.84 per barrel in 2000. The increase between 1999 and 1998 was 24.8% from $19.87 per barrel in 1998. Additionally, rising fuel gas cost expenses during the year increased cost and operating expenses at the refineries by approximately $10.1 million as compared to the prior year's expense. The increase in 1999 expense was due primarily to the increased cost of petroleum products stated above offset by the 17.8% decrease in refining sales volumes due to the Statoil processing agreement. The Company utilizes the last-in, first-out (LIFO) method to value inventory resulting in a better matching of current revenues and costs. The impact of using LIFO as compared with using the first-in first-out method to value inventory was to increase the Company's costs and operating expenses by $14.2 million in 2000 as compared to an increase of $53.1 million in 1999 while decreasing costs and operating expenses by $24.8 million in 1998. There was an increase in the 2000 average consumed cost per barrel of crude oil and feedstock of 70.3% compared to an increase of 29.5% in 1999. This increase was primarily due to the increase in crude oil costs discussed above. The increase in 1999 Costs and operating expenses was partially offset by a recovery of the lower of cost or market reserve established in 1998 due to an industry-wide decline in the market prices of crude oil and refined products of approximately $7.1 million. The $7.1 million lower of cost or market reserve was recovered in the first quarter of 1999 due to increases in market values of refined product prices during the period. The average consumed cost per barrel includes only those costs directly associated with the purchase and processing of crude oil and feedstock. Accordingly, refinery operating expenses are not included in the average consumed cost per barrel of crude oil and feedstock.

Consolidated costs and operating expenses in 2000, 1999, and 1998 include $3.4 million, $10.0 million, and $2.6 million, respectively, of litigation costs. Additionally, 2000, 1999 and 1998 expenses include reductions of $3.0 million, $2.1 million and $2.9 million, respectively, related to favorable resolutions of certain litigation and insurance claims. Due to the resolution of certain employee benefit issues, the Company reduced its general benefits accrual by $1.9 million in 2000.

The Company's results of operations were significantly affected by its use of the LIFO method to value inventory, which in a period of rising prices, decreased the Company's gross margin by $14.2 million in 2000 and $53.1 million in 1999, whereas the Company's gross margin increased $24.8 million in 1998 when prices were falling. Increases in the cost of the Company's crude oil and purchased feedstocks reflect industry-wide increases in the prices of these products, which prevailed for most of the year. West Texas Intermediate (WTI) crude oil prices increased from a low of $12.14 per barrel at the beginning of 1999 to average $19.31 per barrel for the year 1999 and further increased to average $30.36 per barrel for the year 2000.

On October 15, 1998, the Company executed a Processing Agreement with Statoil, N.A. whereby the Company processed a monthly average of 35,000 barrels per day of crude oil owned and supplied by Statoil at the Company's Pasadena, Texas refinery. The Company received a specified fee per barrel processed and returned to Statoil a specified mix of finished petroleum products. The fees earned from the processing agreement represented 17.3% in 2000 and 29.4% in 1999 of the Company's gross margin. This Processing Agreement expired on October 14, 2000. The crude oil production capacity previously allotted to the fixed fee processing agreement will be used to produce and sell product through the Company's wholesale and retail refined product distribution system at margins subject to competitive pressure and market fluctuation.

The Company utilizes the last-in, first-out (LIFO) method to value its inventory. The LIFO method attempts to achieve a better matching of costs to revenues by including the most recent costs of products in Costs and operating expenses. The Company's use of the LIFO method decreased gross margin over what it would have been had the first-in, first-out (FIFO) method of inventory valuation been utilized by $.26 per barrel ($14.2 million) in the year 2000. The 1999 impact of the Company's use of the LIFO method was to decrease the Company's gross margin by $1.03 per barrel ($53.1 million) while increasing the Company's gross margin by $.44 per barrel ($24.8 million) in 1998. The LIFO impact for 1999 and 1998 is net of $14.3 million and $0.5 million respectively of the decreases in gross margin attributable to lower inventory levels resulting from the liquidation of LIFO layers, which were carried at higher costs prevailing in prior years.

Selling expenses decreased 5.0% in 2000 and increased 0.4% in 1999. The decrease in 2000 is primarily the result of the sale of the Atlanta area retail properties in the fourth quarter of 1999 that reduced overall selling expenses and the retail marketing administrative staff reorganization in mid-year 1999. The 1999 increase is principally due to increases in labor and maintenance costs at the Company's retail sites. Additionally, environmental refunds received reduced 1998 selling expenses, no such refunds were received in 1999.

Administrative expenses decreased 3.9% in 2000 compared to 1999 and decreased 6.1% in 1999 compared to 1998. The decreases in 2000 expenses are primarily due to overall reductions in personnel costs offset by increases in insurance expense and consulting fees. The decrease in 1999 is due primarily to reductions in labor costs as a result of the completion of the company-wide business process-reengineering project.

Depreciation and amortization increased 4.1% in 2000 compared to 1999 and increased 8.8% in 1999 compared to 1998. The changes in 2000 were the result of increases in the depreciable base of station/store equipment and facilities and computer equipment, offset by decreases in turnaround amortization at the Tyler refinery. The 1999 increases were primarily attributable to the increases in the depreciable base of the Company's computer systems because of the company-wide information systems upgrade completed in 1999.

Sales, abandonments and write-downs of property, plant and equipment decreased $6.5 million in 2000. This decrease is due primarily to the sale of certain non-strategic operating retail locations near Atlanta, Georgia that occurred in 1999.

Earnings Before Interest, Taxes, Depreciation, Amortization, Abandonments of Property, Plant and Equipment, and LIFO inventory adjustments (EBITDAAL), which measures the Company's cash flow from operations on a FIFO inventory basis increased from $52.8 million in 1999 to a positive cash flow of $58.1 million in 2000. The increase principally reflects improved industry margins available to the Company during the year. The Company's ability to take advantage of these margins was offset by the negative impact of market backwardation on the Company's margin management policies and depressed margins available on non-transportation products produced. EBITDAAL increased in 1999 from a deficit EBITDAAL of $24.6 million in 1998 primarily due to the Company's performance of realizing available industry margins in 1999.

During the year the Company incurred expenses of $3.1 million as a result of its proposed going private transaction with Rosemore Acquisition Corporation (RAC). These expenses are shown on the Statement of Income as an Extraordinary Loss. On December 17, 2000, the Company entered into a definitive Agreement and Plan of Merger with Rosemore, Inc. and RAC an indirect wholly owned subsidiary of Rosemore, Inc. The merger transaction was approved by the Company's stockholders at a Special Meeting of Stockholders held on March 7, 2001.

REFINING RESULTS OF OPERATIONS

Refining sales and operating revenues increased from $807.6 million in 1999 to $1,338.3 million in 2000. This increase follows a decrease in Refining sales and operating revenues in the prior year of $25.0 million to $807.6 million reflected in 1999. The increase in 2000 is due primarily to the increased market prices for refined petroleum products existing throughout the year 2000 as compared to 1999. The annual average sales price per barrel from the Company's refining operation was $35.33 in 2000 versus $21.23 in 1999. Operating revenues also increased due to sales volumes increasing 5.6% in 2000; offset
by a decline in other refining operating revenues.   The decrease in
1999 was due primarily to the decrease in sales volumes resulting from the Company's crude oil based processing agreement executed in the fourth quarter of 1998 offset by an increase in average selling price of refined products per barrel. If the crude oil processed under the Processing Agreement had been sold at the market price of the refined products returned to Statoil, refining sales and operating revenues for 2000 and 1999 would have been approximately, $319.3 million and $225.0 million respectively, higher than those currently reported.

The refining gross margin before LIFO increased $11.3 million (6.8%) from $165.2 million in 1999 to $176.5 million in 2000. The 1999 gross margin before LIFO increased $79.3 million from $87.1 million in 1998. The Company's use of the LIFO method to value its inventories had a significant impact on its refining gross margin. The effect of LIFO, in a period of rising prices, decreased the Company's refining gross margin by $13.4 million in 2000 and decreased the Company's refining gross margin by $52.5 million in 1999. The effect of LIFO in 1998, a period of falling prices, increased the Company's gross margin by $24.8 million. Additionally, the refining margins in 1999 were positively impacted by the liquidation of LIFO layers previously discussed.

Total refinery yields of distillates increased to approximately 48,900 barrels per day (bpd) (32.8%) in 2000 from 42,800 bpd (30.2%) in 1999 and from 48,700 bpd (31.4%) in 1998 while total production of finished gasoline increased to approximately 84,200 bpd (56.5%) from 81,200 bpd (57.4%) in 1999 and decreased from 87,500 bpd (56.5%) in 1998. Total refinery production was approximately 149,100 bpd in 2000, 141,500 bpd in 1999, and 155,000 bpd in 1998. These increases in refinery production volumes and yields during 2000 are due primarily to the planned maximization in refinery production volumes as a result of improved industry-wide refining margins during the current year offset by unscheduled downtime and the depressed margins of non-transportation products produced. The decreases in refinery volumes from 1998 to 1999 were due primarily to the planned reduction in refinery production because of poor industry-wide refining margins. During these periods of low refining margins, the Company successfully optimized refining gross margin at reduced run levels. The 1999 Pasadena refining operations were also impacted significantly by weather related incidents in the second quarter. High winds damaged the main cooling tower resulting in substantially reduced throughputs in May 1999 and an electrical storm in June 1999 damaged the FCC unit, resulting in a two week shut down.

Refining operating expenses increased $11.5 million or 8.8% in 2000 and decreased $1.8 million or 1.4% in 1999 and $2.2 million or 1.6% in 1998. Refining operating expenses in 2000 were primarily impacted by escalations in fuel gas cost, up by $10.1 million in 2000, and increases in insurance claims and maintenance costs. During 1999 refining operating expenses were favorably impacted by cost reduction initiatives at the refineries resulting in a reduction in expenses when compared to 1998 of approximately $9.2 million. These savings were primarily driven by reductions in refinery operating supplies, professional fees and maintenance costs. The 1999 refinery operating cost savings were partially offset by an increase in legal expenses, primarily relating to various matters associated with the locked-out collective bargaining unit employees at the Pasadena refinery.

EBITDAAL from refining operations modestly increased to a positive $55.7 million in 2000 from $55.3 million in 1999 and significantly increased from a deficit EBITDAAL of $24.2 million in 1998. The average annual 30-day delayed industry-wide refining margin increased approximately 46% from 1999 to 2000, increased approximately 60% from 1998 to 1999 and decreased 30% from 1997 to 1998. The slight increase in EBITDAAL from 1999 to 2000 principally reflects the impact of the depressed margins of non-transportation products produced and the steep backwardation in the crude market that negatively impacted the Company's risk management program.

RETAIL RESULTS OF OPERATIONS

Retail sales and operating revenues increased 34.6% from $465.3 million in 1999 to $626.1 million in 2000. Retail sales and operating revenues also increased $31.0 million to $465.3 million in 1999 from $434.3 million in 1998. The 2000 increase is due primarily to increases in the retail prices of refined petroleum products, offset by a decrease in retail gasoline sales volumes of 36.4 million gallons from the prior year. The decreases in gasoline volumes are due to increased competition with state of the art facilities, delayed capital improvements, particularly the Company's decision to delay the installation of island card readers, a decrease in the number of operating units from year to year and more aggressive pricing strategies resulting in significantly increased gasoline margins for 2000. The increase in 1999 is due primarily to increases in the retail prices of refined petroleum products, tobacco-related products and alcohol sales while offset by a decrease in retail gasoline sales volumes due to the increased competition previously mentioned. On a same store basis, merchandise sales and margins dollars showed modest increases of .7% and 1.5% respectively in 2000. The merchandise sales increases are primarily due to the increases in the selling prices of beer and wine and tobacco-related products. Petroleum product sales on a same store basis declined 22.2 million gallons while margins increased $6 million in 2000.

The Company's retail gasoline gross margin increased from $.092 per gallon in 1999 to $.108 per gallon in 2000. The retail gasoline margin decreased 13.2% in 1999 from $.106 per gallon in 1998. An increase in 2000 overall gasoline margin dollars was achieved despite the decline in volumes mentioned above. The improved margins are attributable to more favorable retail market conditions and targeted aggressive pricing strategies. The decrease in 1999 was primarily the result of retail price increases lagging behind the rapid run-up of wholesale gasoline prices during the year. Additionally, retail gasoline sales volumes in 1999 declined 4.6% compared to 1998. This decrease in volume is principally the result of a less competitive margin focused pricing strategy coupled with increased competition. The Company's merchandise gross margin percentage increased slightly from 31.7% in 1999 to 31.9% in 2000. The merchandise gross margin percentage in 1999 increased from 30.8% in 1998. The increases in merchandise gross margin are a result of selective merchandise margin increases, primarily beer, wine and tobacco products.

Retail operating expenses decreased 7.3% in 2000 and increased 4.3% in 1999. The decrease in retail operating expenses is primarily attributable to a lower number of operating units for most of the year 2000, when compared to the number of locations operating in 1999. The decreases occurred principally in personnel costs, computer expenses and depreciation. The increase in retail operating expenses in 1999 was primarily due to increases in store salaries, wages and benefits and depreciation and amortization expenses offset by a decrease in promotional expenses. Additionally, retail operating expenses were positively impacted in 1998 by non-recurring environmental refunds that were available that year. At December 31, 2000, the Company operated 220 retail gasoline facilities and 110 convenience stores compared to 249 retail gasoline facilities and 82 convenience stores at December 31, 1999 and 267 retail gasoline facilities and 76 convenience stores at December 31, 1998.

EBITDAAL from retail operations increased from $16.8 million in 1999 to $26.1 million in 2000. EBITDAAL in 1999 decreased from $24.0 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased $0.4 million during 2000, as accounts receivable increases attributable to higher product prices, capital expenditures and deferred turnaround maintenance spending offset cash flows from operations and the proceeds from property sales. During 1999, cash and cash equivalents decreased $2.0 million, as cash losses from operations, capital expenditures, deferred maintenance spending and net repayments of borrowings offset a decrease in net working capital items and the proceeds from property sales. Cash and cash equivalents decreased $29.1 million in 1998 due to cash losses from operations and investment expenditures that were partially offset by a net decrease in working capital items and additional borrowings.

Net cash flows provided by operating activities were $5.7 million during 2000, as operations provided $31.9 million of cash flow, which offset a $26.2 million net increase in working capital accounts. The increase in working capital items was primarily attributable to a price-driven increase in accounts receivable. The Company generated $27.2 million of net cash inflows from operating activities during 1999, as a $40.9 million reduction in net working capital items offset a deficit in cash flow attributable to the $30.0 million net loss recorded in that year. The 1999 working capital reduction was primarily due to the redeployment of $12.0 million of restricted cash on hand at the end of 1998 and the cash flow impact of higher raw material costs and product prices that resulted in a substantial increase in crude oil and refined products payables that was partially offset by a smaller increase in accounts receivable. During 1998, the net cash flow provided by operating activities was $1.5 million, as the impact of lower unit costs and product prices on inventories and accounts receivable offset a related decrease in crude oil and refined products payables, the negative cash flow attributable to the $29.4 million net loss recorded that year and both a temporary restriction of cash and the incurrence of financing costs at the inception of the Company's new credit facility.

Net cash used in investment activities during 2000 totaled $6.3 million and resulted from $17.2 million in capital expenditures ($6.7 million for refining operations, $9.1 million for retail operations and $1.4 million for corporate and other strategic projects) and $6.1 million of deferred refinery turnaround maintenance spending, partially offset by $15.8 million of proceeds from the sales of property and equipment. The latter amount includes $13.8 million in net proceeds from a sale-leaseback of 15 existing retail facilities. Net cash outflows from investment activities during 1999 were $17.8 million and consisted principally of capital expenditures of $25.9 million ($11.4 million for refining operations, $10.1 million for retail operations and $4.4 million related to corporate and other strategic projects) and $5.8 million for deferred refinery turnaround costs and $2.2 million in capitalized costs of software developed for the Company's own use.
These outflows from investment activities were partially offset by proceeds from the sale of 14 non-strategic retail properties in Georgia, the sale of a majority-owned security monitoring company and a reduction of other long-term assets. During 1998, net cash outflows from investment activities were $43.3 million and primarily included capital expenditures of $36.2 million ($12.4 million for refining operations, $21.5 million for retail operations and $2.3 million related to corporate and other strategic projects), $3.5 million of deferred refinery turnaround costs and $3.9 million in capitalized costs of software developed for the Company's own use.

The net cash provided by financing activities during 2000 was $0.2 million and reflected $0.8 million of net proceeds from a purchase money lien on a new service station and convenience store site offset by principal payments on other long-term debt. The cash used in financing activities during 1999 was $11.4 million and consisted of repayments of both Secured Credit Facility (defined below) borrowings and long-term debt . During 1998, the cash provided by financing activities was $12.8 million and reflected borrowings under the Secured Credit Facility and $4.8 million of purchase money liens on new service station and convenience store sites, partially offset by the repayment of long-term debt.

At the end of 2000 and 1999, the ratio of current assets to current liabilities was 1.05 to 1 and .93 to 1, respectively. If FIFO values, which approximate market value, had been used for all inventories, the ratios as of the same dates would have been 1.39 to 1 and 1.20 to 1, respectively.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that significant capital investments will continue to be required over the next year to comply with existing regulations. The Company believes that cash provided from its operating activities, together with other available sources of liquidity will be sufficient to fund these costs. The Company had recorded a liability of approximately $5.7 million and $7.1 million as of December 31, 2000 and 1999, respectively, to cover the estimated costs of compliance with environmental regulations which are not anticipated to be of a capital nature. The $5.7 million liability includes accruals for issues extending beyond the year 2001.

Environmental liabilities are subject to considerable uncertainties, which affect the Company's ability to estimate the ultimate cost of its remediation efforts. These uncertainties include the exact nature and extent of the contamination at each site, the extent of required clean-up efforts, varying costs of alternative remediation strategies, changes in environmental remediation requirements, the number and financial strength of other potentially responsible parties at multi-party sites and the identification of new environmental sites. As a result, charges to income for environmental liabilities could have a material effect on results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. However, management is not aware of any environmental matters that would be reasonably expected to have a material adverse effect on the Company. See Item 3. Legal Proceedings on page 6 and Note I of the Notes to Consolidated Financial Statements on page 33 of this report.

During 2001, the Company estimates environmental expenditures at the Pasadena and Tyler refineries, of at least $2.0 million and $2.7 million, respectively. Of these amounts, it is anticipated that $1.8 million for Pasadena and $2.4 million for Tyler will be of a capital nature, while $0.2 million and $0.3 million, respectively, has been budgeted for non-capital remediation efforts. At the Company's marketing facilities, environmental expenditures relating to previously accrued non-capital compliance efforts are planned for 2001 totaling approximately $1.5 million.

During December 1998, the Company entered into a $125 million Loan and Security Agreement (Secured Credit Facility) to provide cash borrowings and letters of credit. The Secured Credit Facility, which has a three-year term expiring December 9, 2001 and is secured by certain current assets, provides for the Company's general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants, including the maintenance of minimum levels of adjusted working capital and net worth. Cash borrowings under the Secured Credit Facility are limited by the Indenture to $50 million and bear interest based on the prime rate or LIBOR based rates. The Company pays a fee for unused commitments under the Secured Credit Facility. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral, which totaled $110.5 million at December 31, 2000, after the application of reserves and advance rates. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral.

As of December 31, 2000, the Company had no cash borrowings and $53.7 million of outstanding letters of credit issued pursuant to the Secured Credit Facility, with remaining unused commitments of $71.3 million. There were $31.7 million of letters of credit outstanding and no cash borrowings at December 31, 1999.

The Company has utilized additional financial support from Rosemore that is not committed and is subject to Rosemore's discretion. This support is in the form of performance guarantees relative to the Company's purchase of crude oil, feedstocks and other petroleum products and unsecured cash borrowing availability. As of December 31, 2000, there were no such guarantees or loans outstanding. The Company pays Rosemore fees at market rates for these facilities.

At the Company's option, the 10 7/8% Senior Notes due 2005 (Notes) may be redeemed at 103.625% of the principal amount beginning February 1, 2001, and thereafter at an annually declining premium over the principal amount until February 1, 2003, when no premium is required. The Notes were issued under an Indenture, as amended (Indenture), which includes certain restrictions and limitations effecting the payment of dividends, repurchase of capital stock and incurrence of additional debt. As of December 31, 2000, the Indenture allowed additional borrowings outside of the Secured Credit Facility of $0.9 million. The Notes have no sinking fund requirements.

The Purchase Money Liens outstanding as of December 31, 2000, represent loans to finance land, buildings and equipment at seven service station and convenience store locations. These borrowings are repayable over 60 to 72 months at either fixed or floating interest rates. The Purchase Money Liens are secured by assets having a net cost basis of $7.7 million and $7.1 million at December 31, 2000 and 1999, respectively, and are payable monthly through November 2006.

The Company's management is involved in a continual process of evaluating growth opportunities in its business segments as well as its capital resource alternatives. Total capital expenditures and deferred turnaround costs in 2001 are projected to approximate $30.0 million.
The capital expenditures relate primarily to planned improvements at the Company's refineries, retail unit improvements and to company-wide environmental requirements. The Company believes, but there can be no assurance, that cash provided from its operating activities, together with other available sources of liquidity, including Rosemore and the Secured Credit Facility, or a successor agreement, will be sufficient in 2001 to make required payments of principal and interest on its debt, permit anticipated capital expenditures and fund the Company's working capital requirements. The Secured Credit Facility expires on December 9, 2001, but may be extended for additional one-year periods upon agreement between the Company and the agent of the Secured Credit Facility. The Company has requested that the Secured Credit Facility expiration date be extended to December 31, 2002. In the event that the Company is not able to renew or replace the current credit facility or should crude oil prices dramatically increase, management intends to take the necessary actions for the Company to continue to operate as a going concern including, but not limited to, the reduction of refinery throughput and limiting or deferring capital expenditures. Any major acquisition or other substantial expenditure would likely require a combination of additional debt and equity.

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

The Company has disclosed in Item 3. Legal Proceedings on page 6 and in
Note I of the Notes to Consolidated Financial Statements on page 33 of this report, various contingencies which involve litigation and environmental liabilities. Depending on the occurrence, amount and timing of an unfavorable resolution of these contingencies, the outcome of which cannot reasonably be determined at this time, it is possible that the Company's future results of operations and cash flows could be materially affected in a particular quarter or year. However, after consultation with counsel, in the opinion of management, the ultimate resolution of any of these contingencies is not expected to have a material adverse effect on the Company. Additionally, as discussed in
Item 3. Legal Proceedings on page 6 of this report, on January 17, 2001 the local PACE bargaining unit at the Pasadena refinery ratified a new collective bargaining agreement and the Company ended the lockout. As a result, PACE has ceased all boycott activities, dismissed all regulatory complaints, moved to resolve all litigation with the Company, and ended the corporate campaign. Bargaining unit employees began returning to work in February 2001.

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

Purchases of crude oil supply are typically made pursuant to relatively short-term, renewable contracts with numerous foreign and domestic major and independent oil producers, generally containing market-responsive pricing provisions. Futures, forwards and exchange-traded options may be used to minimize the exposure of the Company's refining margins to crude oil and refined product fluctuations. The Company also selectively uses the futures market to help manage the price risk inherent in purchasing crude oil in advance of the delivery date, and in maintaining the inventories contained within its refinery and pipeline system. Hedging strategies used to minimize this exposure include fixing a future margin between crude oil and certain finished products and also hedging fixed price purchase and sales commitments of crude oil and refined products. While the Company's hedging activities are intended to reduce volatility while providing an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related product profit margins. Although the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings, which are subject to the impact of the Company's LIFO method of accounting. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes.

The following table presents the current market value of the Company's outstanding derivative commodity instruments held at December 31, 2000 based on crude oil and refined products market prices at that date and the estimated impact on future earnings before taxes based on the sensitivity of those instruments to a 10% increase or decrease in market prices.


                                           Anticipated Gain (Loss)
                                           -----------------------
                    Current Value at   10% Increase in  10% Decrease in
                    December 31, 2000   Market Prices    Market Prices
                    -----------------  ---------------  ---------------
                                         (in thousands)
Commodity futures      $      338         $   (1,365)       $    1,365
Commodity forwards          4,548              4,395            (4,395)
                       ----------         ----------        ----------
     Total             $    4,886         $    3,030        $   (3,030)
                       ==========         ==========        ==========




Cash borrowings under the Secured Credit Facility bear interest based on the prime rate or LIBOR based rates. Changes in these rates could also impact the level of earnings in future periods.

Rosemore entered into an Agreement and Plan of Merger dated December 17, 2000 (the "Merger Agreement"), with the Company. The Merger Agreement proposed that Rosemore Acquisition Corporation, a Rosemore subsidiary, be merged with and into the Company . Under the Merger Agreement, the stockholders of the Company, other than Rosemore, would receive $10.50 per share in exchange for their Company stock if the Company's stockholders approved the Merger. The Merger Agreement was submitted to the Company's stockholders for approval at a special meeting of stockholders on March 7, 2001. The Merger Agreement received the requisite two-thirds approval from the Company stockholders and also the majority of votes cast other than those owned by Rosemore and its affiliates. The effective date of the Merger was March 7, 2001.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk disclosures relating to outstanding derivative commodity instruments are discussed above in Item 7 Management's
Discussion and Analysis of Financial Condition and Results of
Operations.






                 [This space intentionally left blank]

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       CONSOLIDATED BALANCE SHEETS
          Crown Central Petroleum Corporation and Subsidiaries
                         (thousands of dollars)



                                                           December 31
                                                        2000         1999
                                                     ----------  -----------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                          $   12,097   $   12,447
  Accounts receivable, less allowance for
    doubtful accounts (2000--$418, 1999--$552)          132,571      104,332
  Inventories, net of LIFO reserves (2000 -- $70,042
    1999 -- $55,813)                                     69,962       69,195
  Other current assets                                    1,944        1,428
                                                     ----------   ----------
               TOTAL CURRENT ASSETS                     216,574      187,402



INVESTMENTS AND DEFERRED CHARGES                         17,560       21,666



PROPERTY, PLANT AND EQUIPMENT
  Land                                                   43,728       46,650
  Petroleum refineries                                  395,124      389,331
  Marketing facilities                                  207,067      214,418
  Furniture and other equipment                          33,727       40,024
                                                     ----------  -----------
                                                        679,646      690,423

    Less allowance for depreciation                     390,219      376,383
                                                     ----------  -----------
      NET PROPERTY, PLANT AND EQUIPMENT                 289,427      314,040


                                                     ----------  -----------
                                                     $  523,561  $   523,108
                                                     ==========  ===========


[FN]

See notes to consolidated financial statements


                            CONSOLIDATED BALANCE SHEETS
              Crown Central Petroleum Corporation and Subsidiaries
                              (thousands of dollars)

                                                     December 31
                                                 2000           1999
                                               --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable:
      Crude oil and refined products            $121,802      $118,489
      Other                                       31,730        22,307
   Accrued liabilities                            50,250        60,685
   Income tax payable                              1,218           413
   Current portion of long-term debt                 665           631
                                                --------      --------
   TOTAL CURRENT LIABILITIES                     205,665       202,525

LONG-TERM DEBT                                   129,367       129,180

DEFERRED INCOME TAXES                              5,336         7,384

OTHER DEFERRED LIABILITIES                        41,985        34,718


COMMON STOCKHOLDERS' EQUITY
   Class A Common Stock--par value $5 per share:
   Authorized -15,000,000 shares;
   issued and outstanding shares--
   4,817,394 in 2000 and in 1999                  24,087        24,087

   Class B Common Stock--par value $5 per share:
   Authorized -15,000,000 shares;
   issued and outstanding shares--
   5,247,937 in 2000 and 5,253,862 in 1999        26,239        26,269
   Additional paid-in capital                     92,693        91,154
   Unearned restricted stock                      (2,558)       (1,049)
   Retained earnings                                 747         8,973
   Accumulated other comprehensive income              -          (133)
                                                --------      --------
   TOTAL COMMON STOCKHOLDERS' EQUITY             141,208       149,301


                                                --------      --------
                                                $523,561      $523,108
                                                ========      ========




[FN]

See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                Crown Central Petroleum Corporation and Subsidiaries
                  (thousands of dollars, except per share amounts)



                                             Year Ended December 31
                                      2000            1999           1998
                                    ----------      ----------    ----------
REVENUES
  Sales and operating revenues      $1,961,386      $1,270,181    $1,264,317

OPERATING COSTS AND EXPENSES
  Costs and operating expenses       1,812,594       1,164,299     1,155,194
  Selling expenses                      83,076          87,431        87,121
  Administrative expenses               20,242          21,058        22,427
  Depreciation and amortization         38,496          36,995        34,017
  Sales, abandonments and write-down
   of property and equipment              (676)         (7,181)        (408)
                                    ----------      ----------    ----------
                                     1,953,732       1,302,602     1,298,351
                                    ----------      ----------    ----------
OPERATING (LOSS) INCOME                  7,654         (32,421)      (34,034)
  Interest and other income              3,427           2,735         3,029
  Interest expense                     (16,500)        (15,015)      (14,740)
                                    ----------      ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES
  AND EXTRAORDINERY ITEM                (5,419)        (44,701)      (45,745)

INCOME TAX (BENEFIT)              (325)        (14,675)      (16,365)
                                    ----------      ----------     ----------

(LOSS) BEFORE EXTRAORDINARY ITEM        (5,094)        (30,026)      (29,380)


EXTRAORDINARY (LOSS)                    (3,132)              -             -
                                    ----------      ----------     ----------

NET (LOSS)                          $   (8,226)     $  (30,026)    $ (29,380)
                                    ==========      ==========     ==========

EARNINGS PER COMMON SHARE-BASIC
  AND DILUTED:
  (Loss) Before Extraordinary Item  $    (0.51)     $    (3.04)    $   (2.99)
  Extraordinary (Loss)                   (0.32)              -             -
                                    ----------      ----------     ----------
  Net (Loss)                        $    (0.83)     $    (3.04)    $   (2.99)
                                    ==========      ==========     ==========


[FN]
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
      Crown Central Petroleum Corporation and Subsidiaries
       (thousands of dollars, except per share amounts)



                                         Class A   Class B
                                         Common    Common   Additional
                              Total      Stock     Stock     Paid-In
                              Shares     Amount    Amount    Capital
                             ---------  --------  --------  ---------
BALANCE AT DECEMBER 31, 1997 10,058,168 $ 24,087  $ 26,204  $  94,655
Comprehensive income:
Net income for 1998
Adjustment to minimum
  Pension liability, net of
  Deferred income tax
  benefit of $117
Comprehensive income
Stock registered to
  Participants of stock
  Incentive plans                85,415               427        645
Cancellation of non-vested stock
  Registered to participants
  of stock incentive plans     (114,140)             (571)     (1,649)
Stock option exercises           41,814               209         387
Market value adjustments to
  Unearned Restricted Stock                                    (2,530)
Other                           (17,646)              (88)        (42)
                             ---------- -------   -------     -------
BALANCE AT DECEMBER 31, 1998 10,053,611  24,087    26,181      91,466
Comprehensive income:
Net (loss) for 1999
Adjustment to minimum
  Pension liability, net of
  Deferred income tax
  benefit of $175
Comprehensive income
Stock registered to
  Participants of stock
  Incentive plans                40,200               201         111
Stock released to participants
  of stock incentive plans                                        227
Cancellation of non-vested stock
  Registered to participants
  of stock incentive plans      (22,555)             (113)        (56)
Market value adjustments to
  Unearned Restricted Stock                                      (594)
                             ---------- -------   -------     -------
BALANCE AT DECEMBER 31, 1999 10,071,256 $24,087   $26,269     $91,154
                             ========== =======   =======     =======
Comprehensive income:
Net (loss) for 2000
Adjustment to minimum
  Pension liability, net
  of $73 tax
Comprehensive income
Cancellation of non-vested stock
  Registered to participants of
  stock incentive plans          (5,925)              (30)        (16)
Market value adjustments to
  Unearned Restricted Stock                                     1,555
                             ---------- -------   -------     -------
BALANCE AT DECEMBER 31, 2000 10,065,331 $24,087   $26,239     $92,693
                             ========== =======   =======     =======




[FN]

See notes to consolidated financial statements

          Crown Central Petroleum Corporation and Subsidiaries
            (thousands of dollars, except per share amounts)



                                                  Accumulated
                             Unearned               Other
                            Restricted  Retained Comprehensive
                              Stock     Earnings   Income      Total
                            ----------  -------- ----------- --------

BALANCE AT DECEMBER 31, 1997    (5,291) $ 68,379  $   (679)  $207,355
Comprehensive income:
Net income for 1998                      (29,380)             (29,380)
Adjustment to minimum
  Pension liability, net of
  Deferred income tax
  benefit of $117                                      219        219
                                                              -------
Comprehensive income                                          (29,161)
                                                              -------
Stock registered to
  Participants of stock
  Incentive plans                (1,072)
Cancellation of non-vested stock
  Registered to participants
  of stock incentive plans        2,220
Stock option exercises                                            596
Market value adjustments to
  Unearned Restricted Stock       2,530
Other                               113                           (17)
                             ---------- -------   -------     -------
BALANCE AT DECEMBER 31, 1998     (1,500) 38,999      (460)    178,773
Comprehensive income:
Net (loss) for 1999                     (30,026)              (30,026)
Adjustment to minimum
  Pension liability, net of
  Deferred income tax
  benefit of $175                                     327         327
                                                              -------
Comprehensive income                                          (29,699)
                                                              -------
Stock registered to
  Participants of stock
  Incentive plans                  (312)
Stock released to participants
  of stock incentive plans                                        227
Cancellation of non-vested stock
  Registered to participants
  of stock incentive plans          169
Market value adjustments to
  Unearned Restricted Stock         594
                             ---------- -------   -------    --------
BALANCE AT DECEMBER 31, 1999 $   (1,049)$ 8,973   $  (133)   $149,301

Comprehensive income:
Net (loss) for 2000                      (8,226)               (8,226)
Adjustment to minimum
  Pension liability, net
  of $73 tax                                          133         133
                                                             --------
Comprehensive income                                           (8,093)
                                                             --------
Cancellation of non-vested stock
  Registered to participants of
  stock incentive plans              46                             -
Market value adjustments to
  Unearned Restricted Stock      (1,555)
                             ---------- -------   -------    --------
BALANCE AT DECEMBER 31, 2000 $   (2,558)$   747   $     -    $141,208
                             ========== =======   =======    ========







[FN]

See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Crown Central Petroleum Corporation and Subsidiaries
                           (thousands of dollars)


                                                           Year Ended December 31
                                                   2000           1999            1998
                                                ----------      ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                       $ (8,226)      $ (30,026)     $ (29,380)
Reconciling items from net (loss) to net
    Cash provided by operating activities:
    Depreciation and amortization                  38,496          36,995         34,017
     (Gain) on sales of property
          and equipment                              (676)         (7,180)          (408)
     Gain on sale of equity investment                  -          (1,224)             -
     Equity loss in unconsolidated subsidiaries         -             839          1,042
     Deferred income taxes                         (1,501)        (15,425)       (16,874)
     Other deferred items                           3,818           2,315          2,219
Changes in assets and liabilities
     Accounts receivable                          (28,239)        (44,105)        42,302
     Inventories                                     (768)         10,910         29,175
     Other current assets                            (516)            (18)           686
     Crude oil and refined products payable         3,313          70,023        (55,925)
     Other accounts payable                         9,422         (14,443)         9,420
     Accrued liabilities and other deferred
       liabilities                                 (9,650)          6,657          3,447
     Income tax payable                               805             413              -
     Recoverable and deferred income taxes           (546)           (522)           170
     Restricted cash                                    -          12,000        (12,000)
     Deferred financing costs                           -               -         (6,430)
                                                 --------        --------       --------
          NET CASH PROVIDED BY OPERATING
             ACTIVITIES                             5,732          27,209          1,461
                                                 --------        --------       --------

CASH FLOWS FROM INVESTIING ACTIVITIES
     Capital expenditures                         (17,188)        (25,922)       (36,161)
     Proceeds from sales of property
       and equipment                               15,754          13,002            786
     Proceeds from sale of equity investment            -           1,224              -
     Investment in affiliates                           -               -            959
     Capitalization of software costs                   -          (2,233)        (3,898)
     Deferred turnaround maintenance               (6,107)         (5,837)        (3,461)
     Net proceeds from long-term notes receivable     347             436            461
     Other credits (charges) to deferred assets       922           1,523         (2,030)
                                                 --------        --------       --------
          NET CASH (USED IN) INVESTiing
             ACTIVITIES                            (6,272)        (17,807)       (43,344)
                                                 --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt and credit agreement
       borrowings                                 930,962         588,181         79,770
     Repayments of debt and credit agreement
       borrowings                                (930,772)       (599,606)       (67,600)
     Issuances of common stock                          -               -            597
     NET CASH PROVIDED BY (USED IN) FINANCING    --------        --------       --------
       ACTIVITIES                                     190         (11,425)        12,767
                                                 --------        --------       --------

NET (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       (350)         (2,023)       (29,116)
                                                 --------        --------       --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     12,447          14,470         43,586
                                                 --------        --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 12,097        $ 12,447       $ 14,470
                                                 ========        ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid during the year for:
          Interest (net of amount capitalized)   $ 14,961        $ 16,086       $ 21,442
          Income taxes                              1,575           1,671          1,328



[FN]

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Crown Central Petroleum Corporation and Subsidiaries


NOTE A--DESCRIPTION OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Crown Central Petroleum Corporation and subsidiaries (the Company) operates primarily in two business segments as an independent refiner and marketer of petroleum products, including petrochemical feedstocks. The Company operates two refineries, one located near Houston, Texas with a rated capacity of 100,000 barrels per day of crude oil and another in Tyler, Texas with a rated capacity of 52,000 barrels per day of crude oil. Its principal business is the wholesale and retail sale of its products through 13 product terminals located on three major product pipelines along the Gulf Coast and the Eastern Seaboard and in the Central United States and through a network of 330 gasoline stations, convenience stores and mini-marts located in the Mid-Atlantic and Southeastern United States.

Employment at the Company's Pasadena and Tyler refineries represent 11% and 8%, respectively, of the Company's total employment at December 31, 2000. Additionally, 55% of the Pasadena refinery employees and 72% of the Tyler refinery employees are subject to collective bargaining agreements. The Company's collective bargaining agreement with the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE), formerly the Oil Chemical & Atomic Workers Union, covering employees at the Pasadena refinery expired on February 1, 1996. The Pasadena refinery employees subject to the PACE agreement were locked out by the Company on February 5, 1996. The Company has been operating the Pasadena refinery without interruption since the lock out. On January 17, 2001, the local bargaining unit ratified a new collective bargaining agreement and the Company ended the lockout. As a result, PACE agreed to cease all boycott activity, dismiss all regulatory complaints, resolve all litigation with the Company and end the corporate campaign. The Company began recalling eligible bargaining unit employees that have not resigned or retired since the lockout began.

For most of the year 2000, the Company had a contract to process 35,000 barrels per day of crude oil into refined product for one customer at its Pasadena refinery. The customer retained ownership of the crude oil and the refined products. The Company received a fixed processing fee per barrel. This contract expired on October 14, 2000.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Depreciation of property, plant and equipment was approximately
$31,152,000, $26,386,000, and $24,288,000 in the years ended December
31, 2000, 1999 and 1998, respectively.

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

INTEREST CAPITALIZATION: Interest costs incurred during the construction and preoperating stages of significant construction or development projects are capitalized and subsequently amortized by charges to earnings over the useful lives of the related assets.

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

Net realized gains and losses from these hedging strategies are recognized in costs and operating expenses when the associated refined products are sold. Unrealized gains and losses are deferred in other current assets and liabilities to the extent that the associated refined products have not been sold. While the Company's hedging activities are intended to reduce volatility and provide an acceptable profit margin on a portion of production, the use of such a program can effect the Company's ability to participate in an improvement in related refined product profit margins. Also see the comments provided in this Note A under "Recently Issued Pronouncements."

CREDIT RISK - As of December 31, 2000, 19% of the Company's accounts receivable was due from one customer. The Company evaluates the credit worthiness of counterparties to futures, forwards and exchange traded options and considers non-performance credit risk to be remote. The amount of exposure with such counterparties is generally limited to unrealized gains on outstanding contracts.

STOCK BASED COMPENSATION - The Company has adopted the disclosure provisions prescribed by SFAS 123 which permit companies to continue to value their stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 while providing pro-forma disclosures of net income and earnings per share calculated using the fair value based method.

RECLASSIFICATIONS - To conform to the 2000 presentation, certain consolidated financial statement amounts at December 31, 1999 and 1998 have been reclassified.

RECENTLY ISSUED PRONOUNCEMENTS - In June 1998, The FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. SFAS No. 133 also prescribes the accounting treatment for changes in the fair value of derivatives which depends on the intended use of the derivative and the resulting designation. Designations include hedges of the exposure to changes in the fair value of a recognized asset or liability, hedges of the exposure to variable cash flows of a forecasted transaction, hedges of the exposure to foreign currency translations, and derivatives not designated as hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of the year 2001.

Had the Company adopted SFAS No. 133 as of December 31, 2000, the adoption would not have had a material effect on the Company's financial statements.


NOTE B--INVENTORIES

Inventories consist of the following:



                                                December 31
                                              2000       1999
                                            --------   --------
                                            (thousands of dollars)
Crude oil                                   $ 29,593   $ 32,390
Refined products                              92,701     75,926
                                            --------   --------
   Total inventories at FIFO
     (approximates current cost)             122,294    108,316
LIFO allowance                               (66,652)   (53,006)
                                            --------   --------
     Total crude oil and refined products     55,642     55,310
                                            --------   --------

Merchandise inventory at FIFO
     (approximates current cost)               8,531      7,943
LIFO allowance                                (3,390)    (2,807)
                                            --------   --------
     Total merchandise                         5,141      5,136
                                            --------   --------

Materials and supplies inventory at FIFO       9,179      8,749
                                            --------   --------
     TOTAL INVENTORY                        $ 69,962   $ 69,195
                                            ========   ========

In 1999, the reduction in LIFO inventory quantities decreased net loss by approximately $9.3 million ($0.94 per share) and the net loss for 1998 was increased by approximately $0.5 million ($0.5 per share).


NOTE C--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consisted of the following:


                                                     December 31
                                                2000             1999
                                              --------         --------
                                                (thousands of dollars)
Unsecured 10 7/8% Senior Notes                $124,872         $124,841
Purchase Money Liens and other obligations       5,160            4,970
                                              --------         --------
                                               130,032          129,811

Less current portion                               665              631
                                              --------         --------
     Long-Term Debt                           $129,367         $129,180
                                              ========         ========

The aggregate maturities of long-term debt through 2005 are as follows (in thousands):
2001 - $665; 2002 - $680; 2003 - $804; 2004 - $2,484; 2005 - $125,089.

The 10 7/8% Senior Notes due 2005 (Notes) were issued under an
Indenture, as amended (Indenture), which includes certain restrictions and limitations effecting the payment of dividends, repurchase of capital stock and incurrence of additional debt.

The Purchase Money Liens outstanding as of December 31, 2000, represent loans to finance land, buildings and equipment at seven service station and convenience store locations. These borrowings are repayable over 60 to 72 months at either fixed or floating interest rates. The Purchase Money Liens are secured by assets having a net cost basis of $7.7 million and $7.1 million at December 31, 2000 and 1999, respectively, and are payable monthly through November 2006.

During December 1998, the Company entered into a $125 million Loan and Security Agreement (Secured Credit Facility) to provide cash borrowings and letters of credit. The Secured Credit Facility, which has a three-year term expiring December 9, 2001 and is secured by certain current assets, provides for the Company's general corporate and working capital requirements. It includes limitations on additional indebtedness and cash dividends and requires compliance with financial covenants, including the maintenance of minimum levels of adjusted working capital and net worth. Cash borrowings under the Secured Credit Facility are limited by the Indenture to $50 million and bear interest based on the prime rate or LIBOR based rates. The Company pays a fee for unused commitments under the Secured Credit Facility. Up to $75 million of the Secured Credit Facility is subject to the availability of eligible collateral, which totaled $110.5 million at December 31, 2000, after the application of reserves and advance rates. The remaining $50 million of availability, which is provided by Rosemore, Inc. (Rosemore), a related party to the Company, is not subject to the limitation of eligible collateral.

As of December 31, 2000, the Company had no cash borrowings and $53.7 million of outstanding letters of credit issued pursuant to the Secured Credit Facility, with remaining unused commitments of $71.3 million. There were $31.7 million of letters of credit outstanding and no cash borrowings at December 31, 1999.

The Company has utilized additional financial support from Rosemore that is not committed and is subject to Rosemore's discretion. This support is in the form of performance guarantees relative to the Company's purchase of crude oil, feedstocks and other petroleum products and unsecured cash borrowing availability. As of December 31, 2000, there were no such guarantees or loans outstanding. The Company pays Rosemore fees at market rates for these facilities.

The following interest expense amounts are reflected on the Consolidated Statements of Operations:


                                           Year Ended December 31
                                     2000           1999          1998
                                    -------        -------       -------
                                           (thousands of dollars)
Total interest costs incurred       $16,640        $17,212       $17,344
Less: Capitalized interest              140          2,197         2,604
                                    -------        -------       -------
          INTEREST EXPENSE          $16,500        $15,015       $14,740
                                    =======        =======       =======



NOTE D--CRUDE OIL AND REFINED PRODUCT HEDGING ACTIVITIES


The net deferred gain from futures contracts (excluding forward contracts) included in crude oil and refined product hedging strategies was approximately $905,000 at December 31, 2000. Included in these hedging strategies are futures contracts maturing in January 2001. The Company is using these contracts to defer the pricing of approximately 14.2% of its crude oil commitments for the aforementioned period.

NOTE E--INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                 2000        1999
                                               --------    --------
                                              (thousands of dollars)
Deferred tax liabilities:
  Depreciation and amortization               $ (61,726)   $ (66,357)
  Other                                         (34,758)     (35,520)
                                              ---------    ---------
    Total deferred tax liabilities              (96,484)    (101,877)

Deferred tax assets:
  Post-retirement and pension obligations        12,273       11,538
  Environmental, litigation and other accruals    7,680        7,440
  Construction and inventory costs not
    currently deductible                         19,471       11,351
  Benefit of future tax NOL carry forwards       33,188       45,339
  Other                                          18,536       18,825
                                              ---------    ---------
    Total deferred tax assets                    91,148       94,493
                                              ---------    ---------

    NET DEFERRED TAX LIABILITIES              $  (5,336)   $  (7,384)
                                              =========    =========



No valuation allowance is considered necessary for the above deferred tax assets. The Company has tax credit carry-forwards of approximately $280,000 which expire in the years 2009 through 2020, an alternative minimum tax credit carry-forward of approximately $1,259,000 and net operating loss carry-forwards of approximately $83,580,000 which expire in the years 2009 through 2019.

Significant components of the income tax (benefit) provision for the years ended December 31 follows:


                                        2000        1999       1998
                                       --------   --------   --------
                                          (thousands of dollars)
Current:
  Federal                              $   426   $      -   $      -
  State                                    750        750        509
                                       -------    -------   --------
    Total Current                        1,176        750        509

Deferred:
  Federal                               (1,309)   (14,154)   (15,723)
  State                                   (192)    (1,271)    (1,151)
                                       -------    -------   --------
    Total Deferred                      (1,501)   (15,425)   (16,874)
                                       -------    -------   --------

Income Tax (Benefit)                   $  (325)  $(14,675)  $(16,365)
                                       =======   ========   ========


Current state tax provision includes $750,000 of franchise taxes for each of the years ended December 31, 2000, 1999 and 1998. In addition, the year ended December 31, 1998 includes a franchise tax refund of $241,000 from prior periods.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate for the years ended
December 31:


                                        2000        1999       1998
                                       --------   --------   --------
                                          (thousands of dollars)
Income tax (benefit)
  calculated at the
  statutory federal income tax rate   $ (2,993)   $(15,663)  $(16,011)
Amortization of goodwill, purchase
  adjustment and Other non-deductible
  costs                                    370         145        145
Merger related costs                     1,221           -          -
State taxes (net of federal benefit)       650        (451)      (252)
Other                                      427       1,294       (247)
                                      --------    --------   --------
   INCOME TAX (BENEFIT)               $   (325)   $(14,675)  $(16,365)
                                      ========    ========   ========

NOTE F--CAPITAL STOCK AND NET INCOME PER COMMON SHARE

Class A Common stockholders are entitled to one vote per share and have the right to elect all directors other than those to be elected by other classes of stock. Class B Common stockholders are entitled to one-tenth vote per share and have the right to elect two directors. The average outstanding and equivalent shares excludes 193,900, 199,825 and 214,325 shares of Performance Vested Restricted Stock (PVRS) shares registered to participants in the 1994 Long-Term Incentive Plan (Plan) at December 31, 2000, 1999 and 1998, respectively. The PVRS shares are not considered outstanding for earnings per share calculations until the shares are released to the Plan participants.

The following table provides a reconciliation of the basic and diluted earnings per share calculations:


                                        2000        1999       1998
                                    ----------- ----------- ------------
                                          (thousands of dollars)
(LOSS) APPLICABLE TO COMMON SHARES
----------------------------------
(Loss) before extraordinary item    $   (5,094) $  (30,026) $  (29,380)
Extraordinary (loss)                    (3,132)           -           -
                                    ----------  ----------  ----------
Net (loss)                          $   (8,226) $  (30,026) $  (29,380)
                                    ==========  ==========  ==========

Common shares outstanding at
  January 1, 2000, 1999 and
  1998, respectively                10,071,256   10,053,611  10,058,168

Restricted shares held by the
  Company at January 1, 2000,
  1999 and 1998, respectively         (199,825)    (214,325)   (260,700)

Weighted average effect of
  shares of common stock issued
  for stock option exercises                 -            -      35,237

Weighted average effect of PVRS
  shares of common stock released
  to Plan participants                       -       31,945           -
                                     ---------    ---------   ---------

Weighted average number of common
  shares outstanding, as adjusted
  at December 31, 2000, 1999 and
  1998, respectively - assuming
  dilution                           9,871,431    9,871,231   9,832,705
                                     =========    =========   =========

EARNINGS PER SHARE - BASIC AND DILUTED:
--------------------------------------

(Loss) before extraordinary item     $   (0.51)   $   (3.04)  $  (2.99)
Extraordinary (loss)                     (0.32)           -          -
                                     ---------    ---------   ---------

Net (loss)                           $   (0.83)   $   (3.04)  $  (2.99)
                                     =========    =========   =========

The loss from extraordinary item represents legal, accounting and other expenses related to the Company's efforts in going private.

At December 31, 2000, the Company had non-qualified stock options outstanding representing 979,907 potential common shares. Due to the net loss from operations for the years ended December 31, 2000, 1999 and 1998, the effect of dilutive securities under stock options and awards were excluded from the diluted earnings per share calculations.

On February 1, 2000, the Company adopted a one-year Shareholder Rights Plan in which rights to purchase its preferred stock were distributed to holders of its common stock on February 15, 2000 to ensure that any strategic transaction undertaken by the Company would be one in which all stockholders receive fair and equal treatment, and to guard against partial tender offers, open market accumulations and other abusive tactics that might result in unequal treatment of stockholders. The plan expired at the close of business on February 14, 2001 without any further extensions or renewals. Due to the net loss from operations for the year ended December 31, 2000 and 1999, the issuance of the preferred stock purchase rights has no impact on the diluted earnings per share amounts presented in the previous table.

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

PVRS awards are subject to minimum years of service requirements from the date of grant with earlier vesting possible subject to the attainment of performance goals. Additionally, PVRS awards are subject to certain other restrictions including the receipt of dividends and transfers of ownership. As of December 31, 2000, 193,900 shares of PVRS have been registered in the participants' names and are being held by the Company subject to the attainment of the related performance goals or years of service. PVRS awards to employees who have left the Company are canceled. PVRS awards granted prior to 1996 whose related performance goals have not been achieved were forfeited.

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

Shares of Class B Common Stock available for issuance under options or awards amounted to 284,638 and 226,173 at December 31, 2000 and 1999, respectively.

Details of the Company's stock options are as follows:


                                                                Weighted
                                                                Average
                                     Common    Price Range       Price
                                     Shares     Per Share      Per Share
                                    --------  ---------------  ---------

1994 Long-Term Incentive Plan
-----------------------------
   Outstanding  - January 1, 1998    310,142   $12.81 - $19.50   $14.66
                                    =======

   Granted  - 1998                   165,915   $ 9.38 - $15.00   $14.92
   Exercised  - 1998                 (29,942)  $12.81 - $17.69   $14.27
   Canceled  - 1998                  (37,982)  $11.69 - $17.69   $13.20
                                    -------
   Outstanding  - December 31, 1998  739,648   $ 9.38 - $19.50   $14.17
                                    =======
      Shares exercisable at
        December 31, 1998           509,559   $ 9.38 - $19.50   $14.20
                                    =======

   Granted  - 1999                    68,600   $ 7.75            $ 7.75
   Canceled  - 1999                  (74,610)  $ 7.75 - $17.69   $13.68
                                    -------
   Outstanding  - December 31, 1999  733,638   $ 7.75 - $19.50   $13.62
                                    =======
      Shares exercisable at
        December 31, 1999           557,713   $ 7.75 - $19.50   $14.20
                                    =======

   Canceled  - 2000                  (23,431)  $ 7.75 - $17.06   $11.44
                                    -------
   Outstanding  - December 31, 2000  710,207   $ 7.75 - $19.50   $13.69
                                    =======
      Shares exercisable at
        December 31, 2000           644,763   $ 7.75 - $19.50   $13.85
                                    =======

                                                               Weighted
                                                                Average
                                     Common    Price Range       Price
                                     Shares     Per Share      Per Share
                                    --------  ---------------  ---------

1995 Management Stock Option Plan
---------------------------------
     Outstanding  - January 1, 1997  338,751   $13.75 - $16.06   $13.78
                                    =======

     Exercised  - 1998               (11,872)  $13.75 - $16.06   $14.27
     Canceled  - 1998                 (1,500)  $13.75            $13.75
                                    -------
     Outstanding-December 31, 1998  325,379   $13.75 - $16.06   $13.76
                                    =======

          Shares exercisable at
            December 31, 1998       325,379   $13.75 - $16.06   $13.76
                                    =======

     Canceled - 1999                (26,645)  $13.75 - $16.06   $13.87
                                    -------

     Outstanding-December 31, 1999  298,734   $13.75            $13.75
                                    =======

          Shares exercisable at
            December 31, 1999       298,734   $13.75            $13.75
                                    =======

     Canceled - 2000                (29,034)  $13.75            $13.75
                                    -------
     Outstanding -December 31, 2000  269,700   $13.75            $13.75
                                    =======
          Shares exercisable at
            December 31, 2000       269,700   $13.75            $13.75
                                    =======

Total outstanding  -
  December 31, 2000                 979,907   $ 7.75 - $19.50   $13.71
                                    =======
Total exercisable  -
  December 31, 2000                 914,463   $ 7.75 - $19.50   $13.82
                                    =======

The weighted average remaining life for options outstanding at December 31, 2000 was approximately six years for the 1994 Long-Term Incentive Plan and approximately four years for the 1995 Management Stock Option Plan.

All options were granted at an exercise price equal to the fair market value of the common stock at the date of grant. There were no options granted under the 1994 Long-Term Incentive Plan in 2000. The weighted average fair value at the date of grant for options granted under the 1994 Long-Term Incentive Plan was $2.15 and $3.57 for 1999 and 1998, respectively. There were no grants under the Management Stock Option Plan in 2000, 1999, or 1998. The fair value of options at date of grant was estimated using the Black-Scholes model with the following assumptions:


1994 LONG-TERM INCENTIVE PLAN                     1999      1998
-----------------------------                    ------    ------

Expected life (years)                                3          3
Risk Free Interest Rate                           5.50%      5.63%
Volatility                                        36.6%      27.5%
Dividend Yield                                     0.0%       0.0%

No PVRS awards were granted in 2000. The Company granted 40,200 and 85,415 of shares of PVRS Awards during 1999 and 1998, respectively. The weighted average fair value at date of grant for PVRS Awards granted in 1999 and 1998 was $7.75 and $14.94, respectively, which in each case represents the market value of the Company's Class B Common Stock at the date of grant. The amount of compensation expense recognized for PVRS Awards was not significant for 2000, 1999, or 1998.

Stock-based compensation costs would have increased the pretax loss by approximately $513,000 ($320,000 after tax or $.03 per basic and diluted share) for the year ended December 31, 2000, $728,000 ($455,000 after tax or $.05 per basic and diluted share) for the year ended December 31, 1999, and $864,000 ($540,000 after tax or $.05 per basic and diluted share) for the year ended December 31, 1998 had the fair values of options and the PVRS granted since 1996 been recognized as compensation expense on a straight line basis over the vesting period of the grant giving consideration to achievement of performance objectives where applicable. The pro-forma effect on net income for 1998 is not representative of the pro-forma effect on net income in future years as it does not consider the pro-forma compensation expense related to grants made prior to 1996.

In connection with the Rosemore acquisition of the Company in March 2001, all outstanding PVRS awards were converted into the right to receive $10.50 per share. All outstanding options became fully vested and immediately exercisable at the time of the merger. The options remained outstanding and became options to purchase stock in the surviving company. Pursuant to the Agreement and Plan of Merger, Rosemore provided the option holders the opportunity to receive payment for the cancellation of all of the holder's options.

NOTE H--EMPLOYEE BENEFIT OBLIGATIONS

The Company has a defined benefit pension plan covering the majority of full-time employees. The Company also has several defined benefit plans covering only certain senior executives. Plan benefits are generally based on years of service and on the employee's average compensation. The Company's policy is to fund the pension plans in amounts which comply with contribution limits imposed by law. Plan assets consist principally of fixed income securities and stocks.

The following table sets forth the changes in the benefit obligation and plan assets of the Company's pension plans for the years ended December 31, 2000 and 1999, respectively:


                                                      December 31
                                                    2000      1999
                                                 ---------  ---------
                                                 (thousands of dollars)
CHANGE IN PENSION PLANS' BENEFIT OBLIGATION
-------------------------------------------

  Pension plans' benefit obligation  -
    beginning of year                            $ 131,786  $ 141,701

  Service cost                                       4,528      5,379
  Interest cost                                     10,227      9,711
  Benefits paid                                     (6,944)    (6,310)
  Administrative expenses                             (831)      (865)
  Actuarial loss or (gain)                           8,547    (17,830)
                                                 ---------  ---------
  Pension plans' benefit
    obligation - end of year                       147,313    131,786
                                                 =========  =========
CHANGE IN PENSION PLAN ASSETS
-----------------------------

  Fair value of plan assets - beginning of year    131,160     125,495

  Actual return on plan assets                       5,834      12,503
  Benefits paid                                     (6,608)     (5,973)
  Administrative expenses                             (831)       (865)
                                                 ---------  ---------
  Fair value of plan assets - end of year          129,555     131,160
                                                 ---------  ---------

Reconciliation of Funded Status

  Funded status                                    (17,758)       (626)
  Unrecognized actuarial loss or (gain)              1,280     (13,902)
  Unrecognized net (asset) at transition              (395)       (433)
  Unrecognized prior service cost                     (693)       (743)
                                                 ---------  ---------

  Net amounts recognized at end of year          $ (17,566)   $(15,704)
                                                 =========   ========


Amounts recognized in the Balance Sheets consist of:

                                                Year Ended December 31
                                                    2000      1999
                                                 ---------  ---------
                                                 (thousands of dollars)

  Accrued pension liability                      $ (17,566) $ (16,636)
  Intangible asset                                       -         726
  Accumulated other comprehensive income                 -         206
                                                 ---------   ---------
  Net amounts recognized at end of year          $ (17,566) $  (15,704)
                                                 =========   =========


  Other comprehensive income attributable to
    change in additional minimum liability
    recognition                                  $    (206)  $    (503)
                                                 =========   =========

Net periodic pension costs consist of the following components:

                                              Year Ended December 31
                                              2000     1999     1998
                                            -------- -------- --------
                                              (thousands of dollars)
Service cost - benefit earned
  during the year                           $  4,528 $  5,379 $  4,913
Interest cost on projected
  benefit obligations                         10,227    9,711    8,882
Expected (return) on plan assets             (12,362) (11,824) (10,951)
Amortization of prior service cost               (50)     (51)     (51)
Recognized actuarial loss                       (107)      58       76
Amortization of transition (asset)
  obligation                                     (38)     (38)     (38)
                                            -------- -------- --------
    Net periodic pension cost               $  2,198 $  3,235 $  2,831
                                            ======== ======== ========

Assumptions used in the accounting for the defined benefit plans as of December 31 were:


                                              2000     1999     1998
                                            -------- -------- --------
Weighted average discount rates               7.50%    8.00%    6.75%
Rates of increase in compensation levels      4.00%    4.00%    4.00%
Expected long-term rate of return on assets   9.75%    9.75%    9.75%

The Company's defined benefit pension plans which cover only certain senior executives are unfunded plans. The projected benefit obligation and accumulated benefit obligation were $5,316,000 and $4,754,000, respectively, as of December 31, 2000, and $6,019,000 and $5,423,000, respectively, as of December 31, 1999.

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

The following table sets forth changes in the accrued cost of the Company's post-retirement benefit plans recognized in the Company's Balance Sheets:


                                                Year Ended December 31
                                                    2000      1999
                                                 ---------  ---------
                                                 (thousands of dollars)

Accumulated post-retirement benefit
  obligation (APBO):
    Benefit obligation  - beginning of year       $  15,585  $  16,359

    Service cost                                       366        429
    Interest cost                                    1,283      1,132
    Benefits and estimated administrative
      expenses paid                                 (1,096)    (1,036)
    Actuarial loss or (gain)                         1,824     (1,299)
                                                 ---------  ---------
    Benefit obligation - end of year             $  17,962  $  15,585
                                                 =========  =========


RECONCILIATION OF FUNDED STATUS

   Funded status                                 $(17,962)  $(15,585)
   Unrecognized actuarial loss                      6,607      5,084
   Unrecognized prior service cost                   (685)      (803)
                                                 ---------  ---------

   Net amount recognized at end of year          $(12,040)  $(11,304)
                                                 =========  =========

Amounts recognized in the Balance Sheets consist of:

   Accrued benefit liability                     $(12,040)  $(11,304)
                                                 =========  =========


The weighted average discount rate used in determining the APBO was 7.50% in 2000 and 8.00% in 1999.

The Company's policy is to fund postretirement costs other than pensions on a pay-as-you-go basis.

Net periodic postretirement benefit costs include the following components:

                                              Year Ended December 31
                                              2000     1999     1998
                                            -------- -------- --------
                                              (thousands of dollars)

Service cost                                $    366 $    429 $    390
Interest cost on accumulated
  postretirement benefit obligation            1,283    1,132    1,058
Amortization of prior service cost              (118)    (118)    (118)
Recognized actuarial loss                        301      392      332
                                            -------- -------- --------
   Net periodic postretirement
     benefit cost                           $  1,832 $  1,835 $  1,662
                                            ======== ======== ========

As a result of the expense cap implemented in 1998, no further increase in the cost of medical care has been assumed for years subsequent to 1998. The medical trend rate assumption affects the amounts reported. For example, a one-percentage-point change in the medical trend rate would have the following effects:

                                         1-Percentage-   1-Percentage-
                                         Point Increase  Point Decrease
                                         --------------  --------------
                                            (thousands of dollars)

Effect on total of service and interest
  cost components                         $     59          $     (47)
Effect on accumulated postretirement
  benefit obligation                           552               (472)


NOTE I--LITIGATION AND CONTINGENCIES

The Company has been named as a defendant in various matters of litigation, some of which are for substantial amounts, and involve alleged personal injury and property damage from prolonged exposure to petroleum, petroleum related products and substances used at its refinery or in the petroleum refining process. The Company is a co-defendant with numerous other defendants in a number of these suits. The Company is vigorously defending these actions, however, the process of resolving these matters could take several years. The liability, if any, associated with these cases was either accrued in accordance with generally accepted accounting principles or was not determinable at December 31, 2000. The Company has consulted with counsel with respect to each such proceeding or large claim which is pending or threatened. While litigation can contain a high degree of uncertainty and the risk of an unfavorable outcome, the eventual outcome of any such matter or group of related matters, in the opinion of management, is not expected to have a material adverse effect on the Company.

Like other petroleum refiners and marketers, the Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing air emissions, waste water discharges, and solid and hazardous waste management activities. The Company's policy is to accrue environmental and clean-up related costs of a non-capital nature when it is both probable that a liability has been incurred and that the amount can be reasonably estimated. While it is often extremely difficult to reasonably quantify future environmental related expenditures, the Company anticipates that continuing capital investments will be required over the next several years to comply with existing regulations. The Company has recorded a liability of $5.7 million as of December 31, 2000 and 1999 relative to the estimated costs of environmental issues of a non-capital nature. The liability is not discounted, it is expected to be expended over the next five years and is included in the balance sheet as a noncurrent liability. No amounts have been accrued as receivables for potential reimbursement or as recoveries to offset this liability.

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

On January 13, 2000, the Company received a Notice of Enforcement from the TNRCC regarding alleged state and federal air quality violations, some of which include sulfur exceedances. In a letter dated May 3, 2000, the TNRCC informed the Company that it was proposing to enter an administrative order against the Company for alleged violations of New Source Performance Standards for hydrogen sulfide and sulfur dioxide and for additional alleged violations reflected in three prior notices of violation or enforcement covering the period April 1, 1998 through December 31, 1999. The Company believes it has valid legal defenses to the majority of the alleged violations and is negotiating with the TNRCC in an effort to settle all charges. In any case, the ultimate outcome of any enforcement action, in the opinion of management, is not expected to have a material adverse effect on the Company.

During the first half of 2000, the Company received notices from the United States Department of Justice (DOJ) that the government was again considering filing a civil action against the Company for the alleged sulfur violations already addressed by an August 31, 1998 TNRCC Agreed Order and for additional alleged violations not covered by that Order. The Company has negotiated an agreement in principle with DOJ and EPA to resolve these matters. The proposed settlement will not have a material adverse effect on the Company.

Other environmental enforcement actions previously reported have either been resolved or the settlement currently proposed by the relevant agency does not require separate disclosure.

It is possible that the ultimate cost of future environmental compliance, which cannot be determined at this time, could exceed the Company's recorded liability. As a result, charges to income for environmental liabilities could have a material effect on the results of operations in a particular quarter or year as assessments and remediation efforts proceed or as new claims arise. In addition, the Company has been named by the Environmental Protection Agency and by several state environmental agencies as a potentially responsible party at various federal and state Superfund sites. Management is not aware of any environmental matters which would reasonably be expected to have a material adverse effect on the Company.


NOTE J--NONCANCELLABLE LEASE COMMITMENTS

The Company has noncancellable operating lease commitments for refinery, computer, office and other equipment, transportation equipment, service station and convenience store properties, and office space. Lease terms range from three to ten years for refinery, computer, office and other
equipment and four to eight years for transportation equipment.   The
majority of service station properties have lease terms of 20 years.
The average lease term for convenience stores is approximately nine years. The Corporate Headquarters office lease expires on December 31, 2003. Certain of these leases have renewal provisions.

Future minimum rental payments under noncancellable operating lease agreements as of December 31, 2000 are as follows
(in thousands):


               2001                                      $  11,592
               2002                                         10,118
               2003                                          9,480
               2004                                          8,445
               2005                                          8,376
               After 2005                                   30,355
                                                         ---------
                  Total Minimum Rental Payments          $  78,366
                                                         =========

Rental expense for the years ended December 31, 2000, 1999 and 1998 was $14,311,000, $13,543,000 and $13,426,000, respectively.

During the third quarter 2000, the Company completed a sale-leaseback transaction involving 15 of its retail properties and realized net proceeds of $13.8 million and a deferred gain of $5.4 million; the deferred gain will be amortized as a reduction of rental expense over the 20-year term of the lease. The leaseback is accounted for as an operating lease.


NOTE K--INVESTMENTS AND DEFERRED CHARGES

Investments and deferred charges consist of the following:

                                                     December 31
                                                  2000         1999
                                                --------     ---------
                                                 (thousands of dollars)
     Deferred turnarounds                       $  9,783      $ 10,738
     Debt issuance costs                           5,744         7,438
     Long-term notes receivable                    1,171         1,518
     Goodwill                                        394           552
     Investments                                      15            15
     Intangible pension asset                          -           726
     Other                                           453           679
                                                --------      --------
          Investments and Deferred Charges      $ 17,560      $ 21,666
                                                ========      ========


Accumulated amortization of goodwill was $6,196,626 and $6,039,000 at December 31, 2000 and 1999, respectively.

NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers cash and cash equivalents, accounts receivable, long-term notes receivable, accounts payable and long-term debt to be its financial instruments. The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable, represent their fair values. The fair value of the Company's long-term notes receivable at December 31, 2000 and 1999 was estimated using a discounted cash flow analysis, based on the assumed interest rates for similar types of arrangements. The approximate fair value of the Company's Long-Term Debt at December 31, 2000 and 1999 was estimated using a discounted cash flow analysis, based on the Company's assumed incremental borrowing rates for similar types of borrowing arrangements.

The following summarizes the carrying amounts and related approximate fair values as of December 31, 2000 and 1999, respectively, of the Company's financial instruments whose carrying amounts do not equal its fair value:



                             December 31, 2000    December 31, 1999
                          Carrying  Approximate  Carrying  Approximate
                           Amount   Fair Value    Amount   Fair Value
                          --------  ----------   --------  -----------
                                      (thousands of dollars)
Assets

  Long-Term Notes
    Receivable           $   1,171  $   1,097    $   1,518  $   1,365

Liabilities

  Long-Term Debt         $ 129,367  $ 128,589    $ 129,180  $ 128,002

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

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, interest income or expense, and corporate expenses. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies described in Note A of the Notes to Consolidated Financial Statements on page 23 of this Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the 2000 presentation.

Intersegment sales and transfers are recorded at market prices. Income or loss on intersegment sales is eliminated in consolidation.

The Company's reportable segments are business divisions that offer different operating and gross margin characteristics and different distribution methods. The reportable segments are each managed separately due to their distinct operating characteristics.


                                      For the year ended December 31
                                         2000       1999        1998
                                      ---------- ----------  ----------
Sales and operating revenues from
  external customers:
    Refinery operations              $1,338,258  $  807,552  $  832,571
    Retail operations                   626,052     465,336     434,349
    Other revenues                          507         644         732
    Other adjustments                    (3,431)     (3,351)     (3,335)
                                     ----------  ----------  ----------
Total sales and operating revenues   $1,961,386  $1,270,181  $1,264,317
                                     ==========  ==========  ==========

Intersegment sales and operating
  revenues:
    Refinery operations              $  485,606  $  362,640  $  466,469

Income (loss) before income taxes
  and extraordinary item:
    Refinery operations              $   20,426  $  (19,202) $  (20,090)
    Retail operations                    13,965      11,809      12,820
    Other income (loss)                     245         684       1,018
    Unallocated amounts:
    Corporate (expenses)                (25,422)    (23,432)    (27,091)
    Net interest (expenses)             (14,633)    (14,560)    (12,402)
                                     ----------  ----------  ----------
Total (loss) before income
  taxes and extraordinary item       $   (5,419) $  (44,701) $  (45,745)
                                     ==========  ==========  ==========


Other adjustments includes items that are reported as a component of Sales and operating revenues for management reporting purposes but are reported as a component of operating expenses in accordance with generally accepted accounting principles.

                                      For the year ended December 31
                                         2000       1999        1998
                                      ---------- ----------  ----------
Depreciation and amortization
  expense reconciliation:
    Refinery operation               $   21,819  $   22,319  $   22,303
    Retail operation                     12,086      10,917       9,419
    Other                                 4,591       3,759       2,295
                                     ----------  ----------  ----------
     Total depreciation and
       amortization expense          $   38,496  $   36,995  $   34,017
                                     ==========  ==========  ==========



                                      For the year ended December 31
                                         2000       1999        1998
                                      ---------- ----------  ----------
Capital expenditure reconciliation:
Refinery operation                   $    6,740  $   11,446  $   12,408
Retail operation                          9,090      10,128      21,458
Other                                     1,358       4,348       2,295
                                     ----------  ----------  ----------
     Total capital expenditures      $   17,188  $   25,922  $   36,161
                                     ==========  ==========  ==========



                                      For the year ended December 31
                                       2000        1999        1998
                                    ----------  ----------  ----------
Total assets reconciliation:
  Refinery operation assets         $  347,310  $  326,371  $  302,829
  Retail operation assets              134,115     147,263     146,579
  Other assets                       2,691,382   1,681,376   1,068,875
  Elimination of intercompany
     receivables                    (2,462,045) (1,444,701)   (806,072)
  Elimination of investment in
     consolidated subsidiaries        (187,201)   (187,201)   (194,201)
                                     ----------  ----------  ----------
Total assets                        $  523,561  $  523,108  $  518,010
                                     ==========  ==========  ==========

Assets dedicated to a particular segment operation are included in that segment's total assets. Assets that benefit both segments or are considered corporate assets are not allocated.

Sales and operating revenues by major product:

                                      For the year ended December 31
                                       2000        1999        1998
                                    ----------  ----------  ----------

Petroleum products                  $1,846,862  $1,147,357  $1,147,643
Convenience store merchandise
  and services                         109,625     118,888     112,441


The Company sells all of its products in the United States.


NOTE N--SUBSEQUENT EVENTS

Rosemore entered into an Agreement and Plan of Merger dated December 17, 2000 (the "Merger Agreement"), with the Company. The Merger Agreement proposed that Rosemore Acquisition Corporation be merged with and into the Company . Under the Merger Agreement, the stockholders of the Company, other than Rosemore, would receive $10.50 per share in exchange for their Company stock if the Company's stockholders approved the Merger. The Merger Agreement was submitted to the Company's stockholders for approval at a special meeting of stockholders on March 7, 2001. The Merger Agreement received the requisite two-thirds approval from the Company stockholders and also the majority of votes cast other than those owned by Rosemore and its affiliates. The effective date of the Merger was March 7, 2001.







                   [This space intentionally left blank]

REPORT OF INDEPENDENT AUDITORS


To the Stockholders
Crown Central Petroleum Corporation

We have audited the accompanying consolidated balance sheets of Crown Central Petroleum Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Central Petroleum Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                            /s/---Ernst & Young LLP


Baltimore, Maryland
March 7, 2001

                                          UNAUDITED
                                QUARTERLY RESULTS OF OPERATIONS
                     Crown Central Petroleum Corporation and Subsidiaries
                       (thousands of dollars, except per share amounts)

                                           First     Second     Third    Fourth
                                          Quarter    Quarter   Quarter   Quarter     Yearly
                                          --------   --------  --------  --------  ----------
2000
----
Sales and operating revenues              $421,484   $481,049  $478,947  $579,906  $1,961,386
Gross profit                                35,376     50,684    33,535    29,197     148,792
(Loss) income before extraordinary item     (3,563)     9,213    (2,611)   (8,133)     (5,094)
Extraordinary loss                               -          -    (2,861)     (271)     (3,132)
Net (loss) income                           (3,563)     9,213    (5,472)   (8,404)     (8,226)

(Loss) income before extraordinary
  item per share                              (.36)       .93      (.26)     (.82)       (.51)
Extraordinary loss per share                     -          -      (.29)     (.03)       (.32)
Net (loss) income per share  - basis           (.36)       .93      (.55)     (.85)       (.83)
Net (loss) income per share  - diluted         (.36)       .92      (.55)     (.85)       (.83)

1999
----
Sales and operating revenues               $225,165  $281,413  $359,899  $403,704   1,270,181
Gross profit                                 20,597    20,965    30,011    34,309     105,882
Net (loss)                                  (11,830)  (11,029)   (6,018)   (1,149)    (30,026)
Net (loss) per share  - basic and diluted     (1.20)    (1.12)    (0.61)    (0.12)      (3.04)



The extraordinary loss recorded in the year 2000 represents legal, accounting and other related expenses incurred in the Company's efforts in going private. These expenses were previously reported in the Unaudited Quarterly Results of Operations as a component of Operating Costs and Expenses and Operating Income and have been reclassified above and in the Form 10-K as extraordinary.

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

PART III
--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS


NAME AND AGE ON                         PRINCIPAL OCCUPATION FOR LAST 5 YEARS;      DIRECTOR
MARCH 1, 2001                           DIRECTORSHIPS IN PUBLIC CORPORATIONS         SINCE
---------------                         ----------------------------------------    --------
Jack Africk (72)                        Retired.  Formerly, Vice Chairman,
                                        UST, Inc.  Also a director of
                                        Tanger Factory Outlet Centers, Inc.           1991

Michael F. Dacey (56)                   Private investor.                             1991

Stanley A. Hoffberger  (71)             Private real estate developer.                2000

Barry L. Miller (52)                    Senior Vice President--Treasurer and Chief
                                        Financial Officer of Rosemore, Inc. since
                                        January 1999; Vice President--Taxation of
                                        American Trading and Production Corporation
                                        from May 1995 to December 1998; Assistant
                                        Treasurer and Director of Taxation of American
                                        Trading and Production Corporation from
                                        February 1987 to April 1995.                  2000

The Reverend Harold                     President, Loyola College in Maryland since
   Ridley, S.J. (61)                    July 1994.                                    1995

Frank B. Rosenberg (42)                 Senior Vice President-Marketing of the
                                        Company since April 1996; Vice President-
                                        Marketing of the Company from January 1993
                                        to March 1996.                                2000

Henry A. Rosenberg, Jr. (71)            Chairman of the Board and Chief Executive
                                        Officer of the Company since May 1975 and
                                        President since March 1996.                   1955

John E. Wheeler, Jr. (48)               Executive Vice President-Chief Financial
                                        Officer of the Company since April 1998;
                                        Executive Vice President-Chief Financial
                                        Officer and Treasurer of the Company from
                                        February 1998 to April 1998; Senior Vice
                                        President-Finance and Treasurer of the
                                        Company from October 1996 to January 1998;
                                        Senior Vice President-Finance of the Company
                                        from April 1996 to September 1996; Senior Vice
                                        President-Treasurer and Controller of the
                                        Company from June 1994 to March 1996.         2000


EXECUTIVE OFFICERS


     NAME AND AGE ON                   POSITIONS, OFFICES AND
      MARCH 1, 2001               PRINCIPAL OCCUPATION FOR LAST 5 YEARS
     -----------------           ---------------------------------------

Henry A. Rosenberg, Jr. (71)     Chairman of the Board and Chief
                                 Executive Officer of the Company
                                 since May 1975 and President since
                                 March 1996

Randall M. Trembly (54)          Executive Vice President since April
                                 1996; Senior Vice President - Refining
                                 from July 1995 to March 1996.

John E. Wheeler, Jr. (48)        Executive Vice President - Chief
                                 Financial Officer since April 1998;
                                 Executive Vice President - Chief
                                 Financial Officer and Treasurer from
                                 February 1998 to April 1998; Senior
                                 Vice President - Finance and Treasurer
                                 from October 1996 to January 1998;
                                 Senior Vice President - Finance from
                                 April 1996 to September 1996; Senior
                                 Vice President - Treasurer and
                                 Controller from June 1994 to March
                                 1996.

Thomas L. Owsley (60)            Senior Vice President - Legal since May
                                 1998; Vice President - Legal from April
                                 1983 to May 1998.

J. Michael Mims (52)             Senior Vice President - Human Resources
                                 since May 1998; Vice President - Human
                                 Resources from June 1992 to May 1998.

Frank B. Rosenberg (42)          Senior Vice President - Marketing since
                                 April 1996; Vice President - Marketing
                                 from January 1993 to March 1996.

William A. Wolters (54)          Senior Vice President - Supply and
                                 Transportation since December 1998;
                                 Vice President - Supply and Logistics
                                 and Assistant Secretary from February
                                 1998 to December 1998; General Manager
                                 -Raw Material Supply and Assistant
                                 Secretary from September 1985 to
                                 January 1998.

Paul J. Ebner (43)               Vice President - Shared Services since
                                 April 1996; Vice President - Marketing
                                 Support Services from December 1991 to
                                 March 1996.

James R. Evans (54)              Vice President - Retail Marketing since
                                 June 1996; General Manager of Retail
                                 Operations from February 1995 to May
                                 1996.

Dennis W. Marple (52)            Vice President - Wholesale Sales and
                                 Terminals since January 1996.

Philip A. Millington (47)        Vice President - Treasurer since April
                                 1998; Chief Financial Officer U. S.
                                 Corrections Corporation from May 1997
                                 to November 1997; Chief Financial
                                 Officer Builders' Supply and Lumber
                                 Company, Inc., from June 1995 to May
                                 1997.

Dolores B. Rawlings (63)         Vice President - Secretary since April
                                 1996; Secretary from November 1990 to
                                 March 1996.

Jan L. Ries (52)                 Corporate Controller since November
                                 1996; Marketing Division Controller
                                 from January 1992 to October 1996.

Frank B. Rosenberg, a Director and Senior Vice President - Marketing, is the son of Henry A. Rosenberg, Jr., Chairman of the Board, President and Chief Executive Officer. Stanley A. Hoffberger, a Director, is married to Judith R. Hoffberger. Mrs. Hoffberger is Henry A. Rosenberg, Jr.'s sister and Frank B. Rosenberg's aunt. There are no other family relationships among the directors and the executive officers, and there is no arrangement or understanding between any director or officer and any other person pursuant to which the director was elected or the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any Director or Executive Officer during the past five years.

Item 11.  EXECUTIVE COMPENSATION


                        SUMMARY COMPENSATION  TABLE

The following table sets forth the compensation awarded to, earned by or paid to the Chief Executive Officer and the other four most highly compensated executive officers for all services rendered in all capacities to the Company and its subsidiaries during the last three fiscal years. The positions shown on the table are those held by the officers on December 31, 2000:





                                            ANNUAL
                                            -------

     NAME AND
 PRINCIPAL POSITION               YEAR      SALARY
-------------------------         ----      -------
Henry A. Rosenberg, Jr.           2000      $600,000
  Chairman of the Board,          1999       600,000
  President and Chief             1998       600,000
  Executive Officer

Randall M. Trembly                2000      $260,004
  Executive Vice President        1999       260,004
                                  1998       255,008

John E. Wheeler, Jr.              2000      $260,004
  Executive Vice President-       1999       255,004
  Chief Financial Officer         1998       241,671

Thomas L. Owsley                  2000      $220,008
  Senior Vice President-          1999       220,008
  Legal                           1998       210,008

Frank B. Rosenberg                2000      $195,000
  Senior Vice President-          1999       195,000
  Marketing                       1998       185,000




ANNUAL COMPENSATION  (CONTINUED)

                                                         LONG-TERM
                             COMPENSATION             COMPENSATION AWARDS
                             ------------    -------------------------------

                              OTHER           SECURITIES           ALL
     NAME AND                 ANNUAL          UNDERLYING          OTHER
 PRINCIPAL POSITION        COMPENSATION (a)  OPTIONS/SARS (b)  COMPENSATION (c)
------------------------   ----------------  ----------------  ------------
Henry A. Rosenberg, Jr.       $ 22,014                 -           $ 20,082
  Chairman of the Board,        21,093           148,000             23,975
  President and Chief           21,659            43,900             19,847
  Executive Officer

Randall M. Trembly            $ 18,600                 -           $ 11,638
  Executive Vice President      18,600            55,000             12,130
                                18,600            16,400             12,837

John E. Wheeler, Jr.          $ 22,901                 -           $ 11,963
  Executive Vice President-     20,817            55,000             12,407
  Chief Financial Officer       21,761            15,500             10,607

Thomas L. Owsley              $ 20,902                 -           $ 12,341
  Senior Vice President-        18,798            25,000             11,905
  Legal                         18,891             7,300             10,641

Frank B. Rosenberg            $ 19,811                 -           $ 10,338
  Senior Vice President-        18,537            23,000             10,007
  Marketing                     19,880             6,500              9,507


[FN]
--------------






(a) These amounts include automobile allowances, gasoline allowances, and the tax gross-ups applicable to the gasoline allowances.
 Perquisites below the required reporting levels are not included in this table.

(b) The 1999 grants are Appreciation Units and the 1998 grants are stock options for the purchase of shares of Class B Common Stock.

(c) These amounts include imputed income related to excess life insurance, payments for executive medical insurance and the Company's matching payments under the Savings Plans. In 2000, the imputed income for Mr. Henry A. Rosenberg, Jr. was $8,544 and for Mr. Owsley, $1,003. The executive medical payments for each of the officers listed in the table were $2,538. The Company's matching payments under the Savings Plans were for Mr. Henry A. Rosenberg, Jr., $9,000; for Mr. Trembly, $9,100; for Mr. Wheeler, $9,425; for Mr. Owsley, $8,800 and for Mr. Frank B. Rosenberg, $7,800.





                     [This space intentionally left blank]

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION/SAR VALUES(a)



                                   Number of Securities
                                  Underlying Unexercised
                                  Options/SARs at FY-End
                                  ----------------------
                           Exercisable              Unexercisable
                           -----------              -------------
        Name            Options      SARs        Options        SARs
----------------------- -------      ----        -------      -------
Henry A. Rosenberg, Jr. 223,426       --          14,634      148,000

Randall M. Trembly       67,003       --           5,467       55,000

John E. Wheeler, Jr.     52,813       --           5,167       55,000

Thomas L. Owsley         41,686       --           2,434       25,000

Frank B. Rosenberg       39,613       --           2,167       23,000


[FN]
-----------------
  (a)  The Options are for the purchase of Class B Common Stock.
       There were no unexercised in-the-money Options or SARs at fiscal year end.





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

CONSULTING AGREEMENT. From November 1, 1993 until April 28, 2000, Mr. Africk served as a general business adviser and consultant to the Company for which he was paid a consultancy fee of $3,000 per month. His work in this capacity was in addition to his service as a director, committee chairman and member of various board committees.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. Africk serves as Chairman and Mr. Miller and Father Ridley are currently members of the Executive Compensation and Bonus Committee. As previously noted, Mr. Africk had a consulting agreement with the Company until April 28, 2000. Mr. Gibbons was Chairman and Ms. Goldman and Mr. Jews were members of the Committee prior to the Annual Meeting on December 14, 2000. There are not now and there were no Compensation Committee Interlocks during 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

OWNERS OF MORE THAN FIVE PERCENT. The following table sets forth ownership of the Company's stock, and the amount and percentage of the stock owned by all persons known by the Company to be the beneficial owners of more than 5% of the shares of any class of the Company's stock on March 7, 2001:

     Name and Address                                        Percent
   of Beneficial Owner        Title of Class    Amount      of Class
--------------------------    --------------    ------      --------
Rosemore Holdings, Inc. (a)
One North Charles Street
Suite 2300
Baltimore, MD  21201           Common Stock    1 Share        100%


   (a) Rosemore Holdings, Inc. is a wholly owned subsidiary of Rosemore, Inc., a Maryland Corporation.

                               PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


ROSEMORE. During 1999, an affiliate of Rosemore, Inc. ("Rosemore") agreed to provide a $50 million junior participation in the Company's secured credit facility. This commitment, when added to the portion of the facility provided by financial institutions, increased the overall facility size to $125 million. The Company paid Rosemore a total of $142,000 in commitment and utilization fees related to their junior participation during 2000.

During 2000, the Company negotiated agreements with Rosemore pursuant to which Rosemore provided performance guarantees relating to the Company's purchase of crude oil, feedstocks and other petroleum products and provided an unsecured cash borrowing availability. These agreements are provided to the Company on an uncommitted basis and are made available to the Company in Rosemore's sole discretion. The Company paid guarantee fees of $360,300 and interest on cash borrowings of $7,500 in 2000. These fees are at market rates substantiated by an opinion of an outside party. There were no Rosemore guarantees or cash borrowings outstanding on December 31, 2000.

CONSULTING AGREEMENT. Mr. Africk's prior Consulting Agreement with the Company is described in Item. 11. Executive Compensation.


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

(a) (1)     LIST OF FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Crown Central
Petroleum Corporation and Subsidiaries are included in Item 8 on pages 18 through 37 of this report:

     (bullet) Consolidated Statements of Operations -- Years ended December 31, 2000, 1999, and 1998

     (bullet)     Consolidated Balance Sheets -- December 31, 2000 and
                  1999

     (bullet)     Consolidated Statements of Changes in Common
                  Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

     (bullet) Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

     (bullet)     Notes to Consolidated Financial Statements --
                  December 31, 2000


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

(b) Bylaws of Crown Central Petroleum Corporation as amended and restated at March 7, 2001

     4     INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS,
           INCLUDING INDENTURES

(a) Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation was previously filed with Form 10-K for the year ended December 31, 1998 as exhibit 4(a), herein incorporated by reference.

(b) First Amendment, effective as of March 29, 1999, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation previously filed with the Registrant's Form 10-Q for the quarter ended March 31, 1999 as Exhibit 10(a), herein incorporated by reference.

(c) Second Amendment, effective as of August 1, 1999, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1999 as Exhibit 10, herein incorporated by reference.

(d) Third Amendment, effective as of March 16, 2000, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation was previously filed with Form 10-K for the year ended December 31, 1999 as exhibit 4(d), herein incorporated by reference.

(e) Fourth Amendment, effective as of June 27, 2000, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation was previously filed with Form 10-Q for the quarter ended June 30, 2000 as exhibit 10(a), herein incorporated by reference.

(f) Fifth Amendment, effective as of September 19, 2000, to the Loan and Security Agreement effective as of December 10, 1998 between the Registrant and Congress Financial Corporation was previously filed with Form 10-Q for the quarter ended September 30, 2000 as exhibit 10, herein incorporated by reference.

(g) Form of Indenture for the Registrant's 10 7/8% Senior Notes due 2005 filed on January 17, 1995 as Exhibit 4.1 of
      Amendment No. 3 to Registration Statement on Form S-3,
      Registration No. 33-56429, herein incorporated by reference.

(h) First Supplemental Indenture, effective as of December 2, 1998, to the Indenture for the Registrant's 10 7/8% Senior Notes due 2005, was previously filed as Exhibit 4(f) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

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

(f) Crown Central Petroleum Employee Savings Plan as amended and restated effective January 1, 1987 was previously filed with the Registrant's Form 10-K for the year ended December 31, 1995 as
      Exhibit 10(c), herein incorporated by reference.

(g) Amendment effective as of September 26, 1996 to the Crown Central Petroleum Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1996 as
      Exhibit 10(c), herein incorporated by reference.

(h) Amendment effective as of June 26, 1997 to the Crown Central Employees Savings Plan was previously filed with the Registrant's Form 10-K for the year ended December 31, 1997 as Exhibit 10(h), herein incorporated by reference.

(i) Fourth Amendment, effective as of June 25, 1998, to the Crown Central Petroleum Corporation Employees Savings Plan was previously filed with the Registrant's Form 10-Q for the quarter ended June 30, 1998 as Exhibit 10, herein incorporated by reference.

(j) Directors' Deferred Compensation Plan adopted on August 25, 1983 was previously filed with the Registrant's Form 10-Q for the quarter ended September 30, 1983 as Exhibit 19(b), herein incorporated by reference.

(k) The 1994 Long-Term Incentive Plan, as amended and restated effective as of June 29, 2000, was previously filed as Exhibit 10(b) with the Registrant's Form 10-Q for the quarter ended June 30, 2000, herein incorporated by reference.

(l) Amendment, effective as of March 25, 1999 to the Crown Central Petroleum Corporation 1994 Long-Term Incentive Plan, as amended and restated, was previously filed as Exhibit 10 (m) with the Registrant's Form 10-K for the year ended December 31, 1998, herein incorporated by reference.

(m) Master Lease Agreement between Crown Prince Properties, LLC and Crown Central Petroleum Corporation dated September 29, 2000

(n) Executive Severance Plan, as amended and restated effective as of March 7, 2001

(o)   The 1995 Management Stock Option Plan filed on April 28, 1995 as
      Exhibit 4 of Registration Statement on Form S-8, Registration No. 33-58927, herein incorporated by reference.

(p)   Employees Supplementary Savings Plan filed on February 27, 1995 as
      Exhibit 4 of Registration Statement on Form S-8, Registration No. 33-57847, herein incorporated by reference.

(q) 1999 Long-term Incentive Plan as amended and restated June 29, 2000 was previously filed as Exhibit 10(c) with the Registrant's Form 10-Q for the quarter ended June 30, 2000, herein incorporated by reference.

   21   SUBSIDIARIES OF THE REGISTRANT
        Exhibit 21 is included on page 49 of this report.

   23   CONSENT OF INDEPENDENT AUDITORS
        Exhibit 23 is included on page 50 of this report.

   24   POWER OF ATTORNEY
        Exhibit 24 is included on page 51 of this report.

   99   FORM 11-K WILL BE FILED UNDER COVER OF FORM 10-K/A BY
        JUNE 29, 2001.

(b)     REPORTS ON FORM 8-K

        Reports filed on Form 8-K during the period from October 1, 2000 to March 28, 2001 are as follows:

          Form 8-K dated October 11, 2000
               Item 5. Other Events  - Tentative Collective Bargaining
                 Agreement with PACE.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
                 99 Press Release relating to the Tentative Collective Bargaining Agreement.
          Form 8-K dated November 1, 2000
               Item 5. Other Events  - Extension of deadline to Apex Oil
                 regarding the merger proposal with Crown.
               Item 7.  Financial Statements and Exhibits  - Exhibit No.
                 99 Press Release relating to the extension of deadline to Apex Oil regarding the merger proposal.
          Form 8-K dated November 30, 2000
               Item 5. Other Events  - Crown's discussions with
Rosemore,
                 Inc. and Apex Oil regarding the Company's strategic
                 alternatives.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
                 99 Press Release relating to discussions with Rosemore, Inc. and Apex Oil regarding the Company's strategic alternatives.
          Form 8-K dated December 18, 2000
               Item 5. Other Events  - Definitive Agreement and Plan of
                 Merger between the Company and Rosemore, Inc.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
2
                 Agreement and plan of merger dated as of December 17, 2000. Exhibit No. 4 Second amendment to Shareholder Rights Plan dated as of December 17, 2000. Exhibit No. 99 Press Release relating to Agreement and Plan of Merger between the Company and Rosemore, Inc.

          Form 8-K dated January 3, 2001
               Item 5. Other Events  - Second Tentative Collective
                 Bargaining Agreement with PACE.
               Item 7. Exhibit No. 99 Press Release relating to the
                 Second Tentative Collective Bargaining Agreement.
          Form 8-K dated January 18, 2001
               Item 5. Other Events  - Local PACE unit agrees to
                 Collective Bargaining Agreement and ends five-year labor dispute.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
                 99.1 Agreement to end of the five-year labor dispute, and Exhibit No. 99.2 Press Release relating to the announcement by PACE on end of labor dispute with Crown Central Petroleum Corporation.
          Form 8-K dated February 16, 2001
               Item 5. Other Events  - Expiration of the Shareholders'
                 Rights Plan.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
                 4.1- Shareholder Rights Plan dated as of February 1, 2000 between Crown Central and First Union Bank, Exhibit No. 4.2- First Amendment to Shareholder Rights Plan dated as of April 10, 2000 between Crown Central and First Union Bank and Exhibit No. 4.3- Second amendment to Shareholder Rights Plan dated as of December 17, 2000 between Crown Central and First Union Bank.
          Form 8-K dated March 7, 2001
               Item 5. Other Events  - Approval of the merger between
                 Rosemore Acquisition Corporation and Crown Central Petroleum Corporation.
               Item 7. Financial Statements and Exhibits  - Exhibit No.
                 99.1 Press Release relating to the approved merger. Exhibit No. 99.2 Announcement of the Shareholders' voting results in favor of the merger.

NOTE:     Certain exhibits listed on pages 45 through 48 of this report and filed with the Securities and Exchange Commission, have been omitted. Copies of such exhibits may be obtained from the Company upon written request, for a prepaid fee of 25 cents per page.

                                                         EXHIBIT 21



                           SUBSIDIARIES



1. SUBSIDIARIES AS OF DECEMBER 31, 2000, WHICH ARE CONSOLIDATED IN THE FINANCIAL STATEMENTS OF THE REGISTRANT; EACH SUBSIDIARY IS 100% OWNED EITHER DIRECTLY OR THROUGH A SUBSIDIARY (EXCEPT FOR DIRECTOR QUALIFYING SHARES) AND IS QUALIFIED TO DO BUSINESS UNDER ITS OWN NAME.


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



                                                            EXHIBIT 23



                   CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-53457) pertaining to the 1994 Long-Term Incentive Plan and Employees Savings Plan and the Registration Statement (Form S-8 No. 33-57847) pertaining to the Employees Supplemental Savings Plan and the Registration Statement (Form S-8 No. 33-58927) pertaining to the 1995 Management Stock Option Plan of Crown Central Petroleum Corporation and Subsidiaries of our report dated March 7, 2001, with respect to the consolidated financial statements of Crown Central Petroleum Corporation and Subsidiaries included in this Form 10-K for the year ended December 31, 2000.





                                        /s/--ERNST & YOUNG LLP


Baltimore, Maryland
March 30, 2001

                                                            EXHIBIT 24

                           POWER OF ATTORNEY



We, the undersigned officers and directors of Crown Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., John E. Wheeler, Jr., Frank B. Rosenberg, Jan L. Ries and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 2000 pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and all amendments thereto.

                                                            EXHIBIT 24


                         POWER OF ATTORNEY

We, the undersigned officers and directors of Crown Central Petroleum Corporation hereby severally constitute Henry A. Rosenberg, Jr., John
E. Wheeler, Jr., Jan L. Ries and Thomas L. Owsley, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us in our names and in the capacities indicated below this Report on Form 10-K for the fiscal year ended December 31, 2000 pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and all amendments thereto.






SIGNATURE                                TITLE                              DATE

/s/---Henry A, Rosenberg, Jr.            Chairman of the Board, President   3/7/01
-----------------------------            and Chief Executive Officer
Henry A. Rosenberg, Jr.                  (Principal Executive Officer)


/s/---Jack Africk                        Director                           3/7/01
-----------------------------
Jack Africk


/s/---Michael F. Dacey                   Director                           3/7/01
-----------------------------
Michael F. Dacey


/s/---Stanley A. Hoffberger              Director                           3/7/01
-----------------------------
Stanley A. Hoffberger


/s/---Barry L. Miller                    Director                           3/7/01
-----------------------------
Barry L. Miller


/s/---Reverend Harold E. Ridley, Jr.     Director                           3/7/01
------------------------------------
Reverend Harold E. Ridley, Jr., S.J.


/s/---Frank B. Rosenberg                 Senior Vice President-Marketing    3/7/01
------------------------                 and Chief Operating Officer
Frank B. Rosenberg                       (Principal Operating Officer
                                          and Director)



/s/---John E. Wheeler, Jr.               Executive Vice President -         3/7/01
---------------------------              Chief Financial Officer
John E. Wheeler, Jr.                     (Principal Financial Officer)



/s/---Jan L. Ries                        Controller                         3/7/01
----------------------------             (Chief Accounting Officer)
Jan L. Ries















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


                                 CROWN CENTRAL PETROLEUM CORPORATION



                                 By: /s/---Jan L. Ries
                                 -----------------------------
                                 Jan L. Ries
                                 Controller and Chief Accounting
                                 Officer

Date: March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated:


            *                                       *
--------------------------------      ---------------------------------
Jack Africk, Director                 Rev. Harold E. Ridley, Jr., S.J.,
                                      Director


            *                                       *
--------------------------------      ---------------------------------
Michael F. Dacey, Director            Frank B. Rosenberg, Director,
                                      Senior Vice President-Marketing
                                      and Chief Operating Officer


            *                                       *
--------------------------------      ---------------------------------
Stanley A. Hoffberger, Director       Henry A. Rosenberg, Jr., Director
                                      Chairman of the Board, President
                                      and Chief Executive Officer


            *                                       *
--------------------------------      ---------------------------------
Barry L. Miller, Director             John E. Wheeler, Jr., Director and
                                      Executive Vice President and Chief
                                      Financial Officer



                                     *By Power of Attorney (Jan L. Ries)